Form 10QSB
period 1995-08-31
DYNATEM INC
filed 1995-10-16
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended August 31, 1995.

[__]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250
                        ------------------------------


                                 DYNATEM, INC.
                    (Exact name of small business issuer as
                           specified in its charter)


        CALIFORNIA                                          95-3627099
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)


23455 MADERO, SUITE B, MISSION VIEJO, CALIFORNIA                92718
(Address of principal executive offices)                     (Zip Code)


Issuer's telephone number   (714) 855-3235


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No _______
    -------


     On August 31, 1995, there were 1,418,400 shares of the issuer's Common Stock outstanding.


     Transitional Small Business Disclosure Format (check one):

          Yes_____   No   X
                        -----

                                 DYNATEM, INC.



                                     INDEX


Part I.   Financial Information


    Item 1.    Financial Statements


               Balance Sheets at August 31, 1995
                 and May 31, 1995                                        1

               Statements of Operations for the Three
                 Months Ended August 31, 1995
                 and 1994                                                2

               Statements of Cash Flows for the Three
                 Months Ended August 31, 1995
                 and 1994                                                3

               Notes to Financial Statements                             4

    Item 2.    Management's Discussion and Analysis
                 or Plan of Operation                                    5



Part II.  Other Information                                              6

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------


                                 DYNATEM, INC.

                                BALANCE SHEETS

                                                 AUGUST 31,     MAY 31,
                                                    1995         1995
                                                 ----------   ----------
ASSETS
------

Current assets:
   Cash                                          $  489,992   $  497,611
   Accounts receivable                              437,577      245,283
   Inventories (note 2)                             258,552      258,651
   Prepaid expenses                                   7,620        9,799
                                                 ----------   ----------

        Total current assets                     $1,193,741   $1,011,344
                                                 ----------   ----------

Note Receivable                                      13,205       13,985
Property and equipment, net                          35,670       40,253
Other assets                                         69,881       39,155
                                                 ----------   ----------
                                                 $1,312,497   $1,104,737
                                                 ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                              $  314,663   $  127,809
   Accrued expenses                                  46,447       47,381
                                                 ----------   ----------

        Total current liabilities                $  361,110   $  175,190
                                                 ----------   ----------

Shareholders' equity:
   Common stock, no par value authorized
   50,000,000 shares; issued 1,418,400 shares
   at August 31, 1995 and May 31, 1995           $2,383,385   $2,383,385
   Accumulated deficit                           (1,431,998)  (1,453,838)
                                                 ----------   ----------

           Total shareholders' equity               951,387      929,547
                                                 ----------   ----------

                                                 $1,312,497   $1,104,737
                                                 ==========   ==========



                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED AUGUST 31, 1995 AND 1994


                                                  1995         1994
                                               ----------   ----------
Net Sales                                      $  787,421   $  718,458
Cost of Sales                                     586,450      507,411
                                               ----------   ----------
             Gross profit                         200,971      211,047
                                               ----------   ----------

Operating expenses:
      Selling, general and administrative         155,407      147,372
      Research and development                     26,600       35,123
                                               ----------   ----------

             Total operating expenses             182,007      182,495
                                               ----------   ----------

             Operating income                      18,964       28,552

Other income, net                                   3,676        2,293
                                               ----------   ----------

             Income before income taxes            22,640       30,845

Provision for income taxes                            800          800
                                               ----------   ----------

             Net income                        $   21,840   $   30,045
                                               ==========   ==========

Earnings per share (note 3)                    $      .02   $      .02
                                               ==========   ==========
Weighted average shares outstanding
       (note 3)                                 1,418,400    1,418,400
                                               ==========   ==========


                See accompanying notes to financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

                FOR THREE MONTHS ENDED AUGUST 31, 1995 AND 1994

                                                        1995            1994
                                                     ----------      ----------
Cash flows from operating activities:
      Net income                                    $    21,840     $    30,045
      Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                     4,583           4,187
         Change in assets and liabilities:
            (Increase) in receivables              (    192,294)   (     71,178)
             Decrease in inventories                         99          12,275
             Decrease in prepaid expenses                 2,179             109
            (Increase) in other assets             (     30,726)   (     25,506)
             Increase in accounts payable               186,854         131,675
             Increase (decrease) in
              accrued expenses                     (        934)          9,198
                                                    -----------     -----------

                  Total adjustments                (     30,239)         60,760
                                                    -----------     -----------

Net cash provided by (used in)
      operating activities                         (      8,399)         90,805
                                                    -----------     -----------

Cash flows from investing activities:

      Equipment additions                          (       -   )   (      3,822)
                                                    -----------     -----------

Cash flows from financing activities:
      Repayment of notes receivable                         780             650
                                                    -----------     -----------

Net increase (decrease) in cash                    (      7,619)         87,633

Cash, beginning balance                                 497,611         298,410
                                                    -----------     -----------

Cash, ending balance                                $   489,992     $   386,043
                                                    ===========     ===========

Supplemental disclosures of
   cash flow information:
        Cash paid during the quarter for:

        Taxes                                       $       800     $       800
                                                    ===========     ===========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the Company's management, the accompanying unaudited statements include all adjustments including only normal recurring adjustments necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows for the three months ended August 31, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:

                               May 31, 1995           August 31,1995
                               ------------           --------------
     Finished Goods              $   40,641               $   43,431
     Work-in-process                 70,604                   41,108

     Raw Materials                  147,406                  174,013
                                 ----------               ----------


                                  $ 258,651                $ 258,552
                                  =========                =========

(3)  Earnings (loss) Per Share
     -------------------------

     Earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants are not included in the computation of net income per share because the effect would not impact per share information or would be antidilutive.

(4)  Foreign Currency Transactions
     -----------------------------

     For the three months ended August 31, 1995 and 1994, transactions gains and losses are not material to the financial statement taken as a whole.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Revenue for the first quarter ended August 31, 1995, increased by 10% to $787,421 compared to $718,458 in the first quarter of the prior fiscal year.

Cost of sales for the three months ended August 31, 1995, was $586,450 or 74% of net sales and compares to $507,411 or 71% of net sales in the same period a year ago. The increase in the cost of sales was due in part to the decline in the market value of the U.S. Dollar against the DeutschMark as well as, the Company realized lower gross margins on the sale of OR distributed products.

Operating expenses for the three-month period ended August 31, 1995, and 1994 had no significant change.

Income tax expense for the three months ended August 31, 1995, and 1994 are not considered material due to the significant net operating loss carryforwards.

Significant deferred tax assets of the Company consist of the net operating loss carryforwards for the federal and state tax purposes of approximately $1,647,000 and $187,000 at August 31, 1995.

Net earnings decreased for the three months ended August 31, 1995 to a net income of $21,840 compared to $30,045 for the three-month period ended August 31, 1994. The decrease in net earnings was the result of a lower gross margin on OR distributed products combined with a lower exchange rate of the U.S. Dollar against the DeutschMark.

The Company continues to believe that the cash flow generated from operations will be sufficient to meet its short-term working capital needs over the next 12 months. Additional financing is being considered to achieve increased product development.

At August 31, 1995, the Company had a current ratio of 3.3:1 compared to 2.8:1 a year ago. The net worth for the Company at August 31, 1995, was $951,387 compared to $851,545 at August 31, 1994.

                          PART II. OTHER INFORMATION
                                   -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a) (10) Standard Industrial/Commercial Multi-Tenant Lease -Modified Net dated August 22, 1995, between Pacific Highpark Partners, as lessor and Dynatem, Inc., as lessee.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DYNATEM, INC.


October 06, 1995                          By:  /s/ Eileen DeSwert
                                               -----------------------------
                                               Eileen DeSwert, President and
                                               Chief Executive Officer

October 06, 1995                          By:  /s/ Belen Ramos
                                               -----------------------------
                                               Belen Ramos, Chief Financial
                                               Officer

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER
------
(10)    Standard Industrial/Commercial Multi-
        Tenant Lease - Modified Net
(c)     Financial Data Schedule - Article 5 of Regulation S-X
        Commercial and Industrial Companies