Form 10-Q
period 1995-11-30
DYNATEM INC
filed 1996-01-16
CIK 795424

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIODS ENDED NOVEMBER 30, 1995.

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-16250
                                                -------


                                 DYNATEM, INC.
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)


              CALIFORNIA                                  95-3627099
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


23263 MADERO, SUITE C, MISSION VIEJO, CALIFORNIA 92691
------------------------------------------------------
(Address of principal executive offices)


                                (714) 855-3235
                          ---------------------------
                          (Issuer's telephone number)

                                Not Applicable
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
   -------     ------

     On December 31, 1995, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes         No    X
             -------     -------

                                 DYNATEM, INC.


                                     INDEX


Part I.   Financial Information

    Item 1.    Financial Statements


               Balance Sheets at November 30, 1995
                 and May 31, 1995                          1

               Statements of Operations for the Three
                 Months Ended November 30, 1995
                 and 1994                                  2

               Statements of Operations for the Six
                 Months Ended November 30, 1995
                 and 1994                                  3

               Statements of Cash Flows for the Six
                 Months Ended November 30, 1995
                 and 1994                                  4

               Notes to Financial Statements               5,6


    Item 2.    Management's Discussion and Analysis or
                 Plan of Operation                         7



Part II.  Other Information                                8

                                 DYNATEM, INC.

                                BALANCE SHEETS

                                                   NOVEMBER 30,    MAY 31,
                                                       1995         1995
                                                   ------------  -----------
ASSETS
------

Current assets:
   Cash                                             $   486,615  $   497,611
   Accounts receivable                                  458,749      245,283
   Inventories (note 2)                                 273,440      258,651
   Prepaid expenses                                       2,002        9,799
                                                    -----------  -----------

        Total current assets                        $ 1,220,806  $ 1,011,344
                                                    -----------  -----------

Note Receivable                                          12,555       13,985
Plant and equipment, net                                 30,944       40,253
Other assets                                             70,744       39,155
                                                    -----------  -----------
                                                    $ 1,335,049  $ 1,104,737
                                                    ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                                 $   381,913  $   127,809
   Accrued expenses                                      53,450       47,381
                                                    -----------  -----------

        Total current liabilities                   $   435,363  $   175,190
                                                    -----------  -----------

Shareholders' equity:
   Common stock, no par value authorized
   50,000,000 shares; issued 1,418,400 shares
   at November 30, 1995 and May 31, 1995            $ 2,383,385  $ 2,383,385
   Accumulated deficit                               (1,483,699)  (1,453,838)
                                                    -----------  -----------

           Total shareholders' equity                   899,686      929,547
                                                    -----------  -----------

                                                    $ 1,335,049  $ 1,104,737
                                                    ===========  ===========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                            STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED NOVEMBER 30, 1995 AND 1994


                                                       1995         1994
                                                   ----------    ----------
Net Sales                                          $  613,718    $  578,217
Cost of Sales                                         460,495       425,832
                                                   ----------    ----------
          Gross profit                                153,223       152,385
                                                   ----------    ----------

Operating expenses:
   Selling, general and administrative                166,629       151,470
   Research and development                            41,080        29,713
                                                   ----------    ----------

          Total operating expenses                    207,709       181,183
                                                   ----------    ----------

          Operating loss                              (54,486)      (28,798)

Other income, net                                       2,785         2,173
                                                   ----------    ----------

          Net loss                                 $  (51,701)   $  (26,625)
                                                   ==========    ==========

Loss per share (note 3)                            $     (.04)   $     (.02)
                                                   ==========    ==========

Weighted average shares outstanding (note 3)        1,418,400     1,418,400
                                                   ==========    ==========

                See accompanying notes to financial statements

                                 DYNATEM, INC.

                            STATEMENTS OF OPERATIONS

                  SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994

                                                      1995             1994
                                                   ----------       ----------
Net Sales                                          $1,401,139       $1,296,675
Cost of Sales                                       1,046,945          933,243
                                                   ----------       ----------

          Gross profit                                354,194          363,432
                                                   ----------       ----------

Operating expenses:
   Selling, general and administrative                322,036          298,842
   Research and development                            67,680           64,836
                                                   ----------       ----------

          Total operating expenses                    389,716          363,678
                                                   ----------       ----------

          Operating loss                              (35,522)            (246)

Other income, net                                       6,461            4,466
                                                   ----------       ----------

          Net income (loss) before taxes              (29,061)           4,220

Provision for income taxes                                800              800
                                                   ----------       ----------

          Net income (loss)                           (29,861)      $    3,420
                                                   ==========       ==========

Earnings (loss) per share (note 3)                 $     (.03)      $      .01
                                                   ==========       ==========

Weighted average shares outstanding
   (note 3)                                         1,418,400        1,418,400
                                                   ==========       ==========

                 See accompanying notes to financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

                FOR SIX MONTHS ENDED NOVEMBER 30, 1995 AND 1994

                                                      1995          1994
                                                   ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                $ (29,861)    $   3,420
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                      9,309         8,279
    Change in assets and liabilities:
      <Increase> in receivables                     (213,466)      (43,985)
      <Increase> decrease in inventories             (14,789)       66,740
       Decrease in prepaid expenses                    7,797         2,413
      <Increase> in other assets                     (31,589)      (13,337)
       Increase in accounts payable                  254,104        94,718
       Increase in accrued expenses                    6,069         6,172
                                                   ---------     ---------

         Total adjustments                            17,435       121,000
                                                   ---------     ---------

Net cash provided by (used in)
  operating activities                               (12,426)      124,420
                                                   ---------     ---------

Cash flows from investing activities:
  Equipment additions                                               (5,231)
  Repayment of notes receivable                        1,430         1,430
                                                   ---------     ---------

Net cash used in investing activities                  1,430        (3,801)
                                                   ---------     ---------

Net increase <decrease> in cash                    $ (10,996)    $ 120,619

Cash, beginning balance                              497,611       298,410
                                                   ---------     ---------

Cash, ending balance                               $ 486,615     $ 419,029
                                                   =========     =========
Supplemental disclosures of
  cash flow information:
    Cash paid during the quarter for:
    Taxes                                          $      -      $     800
                                                   =========     =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the Company's management, the accompanying unaudited statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the three and six months ended November 30, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:

                          May 31, 1995   November 30, 1995
                          ------------   -----------------
     Finished Goods         $ 40,641         $ 39,300
     Work-in-process          70,604           31,024
     Raw Materials           147,406          203,116
                            --------         --------
                            $258,651         $273,440
                            ========         ========

(3)  Earnings (loss) Per Share
     -------------------------

     Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants are not included in the computation of net income (loss) per share because their effect would not impact per share information or would be antidilutive.


(4)  Foreign Currency transactions
     -----------------------------

     For the six months ended November 30, 1995, transactions gains and losses contributed to the drop of the gross margin due to the higher exchange rate of the German DeutschMark versus the U.S. Dollar representing a 3% increase in the cost of sales as compared to the prior year ended November 30, 1994.

                                 DYNATEM, INC.


(5)  Income taxes
     ------------

     Income tax expense for the six months ended November 30, 1995 and 1994 are not considered material due to the utilization of net operating loss carryforwards.

     Significant deferred tax assets of the Company consist of the net operating loss carryforwards for federal and state tax purposes of approximately $1,647,000 and $187,000 at November 30, 1995, respectively.


(6)  Concentration of Credit Risk
     ----------------------------

     During the six months ended November 30, 1995 and 1994, one customer accounted for 38% and 42% of sales, respectively. In addition, one supplier represented 60% and 49% of total purchases of inventory, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Revenue for the three months ended November 30, 1995, was $613,718, $35,501 higher than the same period a year ago for an increase of 6%. For the six months ended November 30, 1995, net sales were $1,401,139, $104,464 higher than the corresponding period in the previous fiscal year, for an increase of 8%.

The Company attributes this modest sales increase to revenues earned on the CDC and Zetec contracts which amounted to approximately $644,568 during the six months ended November 30, 1995. Net sales of the OR products in the six months ended November 30, 1995, were 78% of total net sales compared to 67% of total net sales for the same period the previous year.

Cost of sales for the three months ended November 30, 1995, was $460,495 or 75% of net sales and compares to $425,832 or 74% of net sales in the same period a year ago. For the six months ended November 30, 1995, cost of sales of $1,046,945 represented 75% of net sales and compares to $933,243 and 72% for the same period a year ago. The increase in the cost of sales as a percentage of net sales is the result of a higher sales volume of the distributed products coupled with a lower exchange rate of the U.S. Dollar against the DeutschMark, and in part, higher cost of the product mix. The Company realizes a lower margin from sales of OR products than from sales of products manufactured by the Company.

Operating costs for the three-month and six-month period ended November 30, 1995, were slightly higher than the corresponding periods a year ago. The increase was due in large part to the advertising expenses, trade shows, and other marketing expenses related to OR sales, as well as research and development expenses for the Company's own proprietary products.

The three-month and six-month period ended November 30, 1995, reflect net losses of $51,701 and $29,861 respectively, compared to a net loss of $26,625 and a net profit of $3,420 for the corresponding periods a year ago. The changes in operating results for the three-month and six-month periods ended November 30, 1995, were the result of a combination of factors as explained above.

At November 30, 1995, the Company had a current ratio of 2.8:1 compared to 3.3:1 as of May 31, 1995. The net worth for the Company at November 30, 1995, was $899,686 compared to $824,920 at November 30, 1994. Management believes its present working capital will be sufficient for the Company's existing operating activities.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On October 6, 1995, the Company held its annual meeting of shareholders. In addition to the election of directors, the shareholders approved the appointment of the accounting firm of Corbin & Wertz as its independent auditors for the fiscal year ending May 31, 1996. There were 994,432 votes case in favor of the appointment and no votes were withheld or voted against such appointment.

The tabulation of the votes cast for and against each director are set forth opposite their names below. There were no abstentions.

DIRECTORS                        YES       NO
---------                      -------   ------

Robert Anslow                  994,432     0

Harry Cavanaugh                994,432     0

Eileen DeSwert                 994,432     0

Richard Jackson                994,432     0

Costis Toregas                 994,432     0

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNATEM, INC.


January 11, 1995                      By:
                                         --------------------------------------
                                         Eileen DeSwert
                                         President and Chief
                                         Executive Officer



January 11, 1995                      By:
                                         --------------------------------------
                                         Belen Ramos
                                         Chief Financial Officer