Form 10QSB
period 1996-02-29
DYNATEM INC
filed 1996-04-10
CIK 795424

               U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250
                        ------------------------------


                                 DYNATEM, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          CALIFORNIA                                  95-3627099
- ----------------------------------            ---------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


23263 MADERO, SUITE C, MISSION VIEJO, CALIFORNIA 92691
- --------------------------------------------------------------------------------
(Address of principal executive offices)


                                (714) 855-3235
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                Not Applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     On March 31, 1996, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes     No  X
              ---    ---

                                DYNATEM, INC.

                                     INDEX



Part I.   Financial Information


    Item 1.    Financial Statements


               Balance Sheets at February 29, 1996
                 and May 31, 1995                               1

               Statements of Operations for the Three
                 Months Ended February 29, 1996
                 and 1995

               Statements of Operations for the Nine
                 Months Ended February 29, 1996
                 and 1995                                       3

               Statements of Cash Flows for the Nine
                 Months Ended February 29, 1996
                 and 1995                                       4

               Notes to Financial Statements                    5,6


    Item 2.    Management's Discussion and Analysis or
                 Plan of Operation                              7,8

Part II.  Other Information                                     9

                                DYNATEM, INC.

                                BALANCE SHEETS

                                                    FEBRUARY 29,    MAY 31,
                                                        1996          1995
                                                    ------------   ----------

ASSETS
- ------

Current assets:
   Cash                                               $  443,750   $  497,611
   Accounts receivable, net                              365,040      245,283
   Inventories (note 2)                                  283,586      258,651
   Prepaid expenses                                       44,809        9,799
                                                      ----------   ----------

        Total current assets                          $1,137,185   $1,011,344

Note Receivable                                           11,645       13,985
Plant and equipment, net                                  27,606       40,253
Other assets                                              52,832       39,155
                                                      ----------   ----------
                                                      $1,229,268   $1,104,737
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
   Accounts payable                                   $  253,044   $  127,809
   Accrued expenses                                       49,198       47,381
                                                      ----------   ----------

        Total current liabilities                     $  302,242   $  175,190
                                                      ----------   ----------

Shareholders' equity:
   Common stock, no par value authorized
   50,000,000 shares; issued 1,418,400 shares
   at February 29, 1996 and May 31, 1995              $2,383,385   $2,383,385
   Accumulated deficit                                (1,456,359)  (1,453,838)
                                                      ----------   ----------

           Total shareholders' equity                    927,026      929,547
                                                      ----------   ----------

                                                      $1,229,268   $1,104,737
                                                      ==========   ==========

                See accompanying notes to financial statements.

                                DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED FEBRUARY 29, 1996 AND 1995


                                               1996         1995
                                            ----------   ----------

Net Sales                                   $  675,972   $  588,679
Cost of Sales                                  442,262      413,828
                                            ----------   ----------
          Gross profit                         233,710      174,851
                                            ----------   ----------

Operating expenses:
   Selling, general and administrative         169,499      151,124
   Research and development                     40,616       39,339
                                            ----------   ----------

          Total operating expenses             210,115      190,463
                                            ----------   ----------

          Operating income (loss)               23,595      (15,612)

Other income, net                                3,745        2,398
                                            ----------   ----------

          Net income (loss)                 $   27,340   $  (13,214)
                                            ==========   ==========

Earnings (loss) per share                   $      .02   $     (.01)
                                            ==========   ==========

Weighted average shares outstanding
   (note 3)                                  1,418,400    1,418,400
                                            ==========   ==========

                 See accompanying notes to financial statements

                                DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED FEBRUARY 29, 1996 AND 1995


                                                  1996            1995
                                                ---------       ---------

Net Sales                                    $  2,077,111    $  1,885,354
Cost of Sales                                   1,489,207       1,347,071
                                                ---------       ---------
          Gross profit                            587,904         538,283
                                                ---------       ---------

Operating expenses:
   Selling, general and administrative            491,535         449,966
   Research and development                       108,296         104,175
                                                ---------       ---------

          Total operating expenses                599,831         554,141
                                                ---------       ---------
          Operating (loss)                        (11,927)        (15,858)

Other income, net                                  10,206           6,864
                                                ---------       ---------

          Net (loss) before taxes                  (1,721)         (8,994)

Provision for income taxes                            800             800
                                                ---------       ---------

             Net (loss)                         $  (2,521)     $   (9,794)
                                                =========       =========
Loss per share (note 3)                         $    (.01)     $     (.01)
                                                =========       =========
Weighted average shares outstanding
   (note 3)                                     1,418,400       1,418,400
                                                =========       =========

                 See accompanying notes to financial statements

                                DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

               FOR NINE MONTHS ENDED FEBRUARY 29, 1996 AND 1995

                                                                                 1996              1995
                                                                               ---------         ---------
Cash flows from operating activities:
   Net loss                                                                    $  (2,521)         $ (9,794)
   Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                               13,475            12,539
        Change in assets and liabilities:
         (Increase) in receivables                                              (119,757)          (73,439)
         (Increase) decrease in inventories                                      (24,935)           39,796
         (Increase) in prepaid expenses                                          (35,010)          (12,318)
         (Increase) in other assets                                              (13,677)           (3,774)
         Increase in accounts payable                                            125,235           127,654
         (Increase) decrease in
            accrued expenses                                                       1,817           (18,038)
                                                                               ---------         ---------
                  Total adjustments                                              (52,852)           72,420
                                                                               ---------         ---------

Net cash provided by (used in)
      operating activities                                                       (55,373)           62,626
                                                                               ---------         ---------
Cash flows from investing activities:

   Equipment additions                                                              (828)          (10,465)
   Repayment of note receivable                                                    2,340             2,340
                                                                               ---------         ---------
Net cash used in investing activities                                              1,512            (8,125)
                                                                               ---------         ---------
Net increase (decrease) in cash                                                $ (53,861)        $  54,501

Cash, beginning balance                                                          497,611           298,410
                                                                               ---------         ---------
Cash, ending balance                                                           $ 443,750         $ 352,911
                                                                               =========         =========

Supplemental disclosures of cash flow information:
     Cash paid during the nine months for:

     Taxes                                                                     $    800          $   800
                                                                               =========         =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

   (1)  Interim Accounting Policy
        -------------------------

     In the opinion of the Company's management, the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the three and nine months ended February 29, 1996 and February 28, 1995 respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year. Refer to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995 for further information.

(2)  Inventories
     -----------

     A summary of inventories follows:

                          February 29, 1996   May 31, 1995
                          -----------------   ------------
     Finished Goods                $ 35,507       $ 40,641
     Work-in-process                 32,524         70,604
     Raw Materials                  215,555        147,406
                                   --------       --------
                                   $283,586       $258,651
                                   ========       ========

(3)  Earnings (loss) Per Share
     -------------------------

    Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants is not included in the computation of net income (loss) per share because the effect would not impact per share information or would be antidilutive.


(4)  Foreign Currency transactions
     -----------------------------

     For the nine months ended February 29, 1996, cost of sales was higher than the prior year due to an unfavorable exchange rate of the US Dollar versus the German DeutschMark, which had adversely affected our gross margin.

                                DYNATEM, INC.

(5)  Income taxes
     ------------

     Income tax expense for the three and nine month periods ended February 29, 1996 and February 28, 1995 are not considered material due to the utilization of net operating loss carryforwards.

     Significant deferred tax assets of the Company consist of the net operating loss carryforwards for the federal and state tax purposes of approximately $1,647,000 and $187,000 at February 29, 1996, respectively.

(6)  Risk, Uncertainties and Concentrations
     --------------------------------------

     During the nine months ended February 29, 1996 and 1995, one customer accounted for 33% and 42% of sales, respectively. In addition, one supplier represented 70% and 65% of total purchases of inventory, respectively.

     A growing portion of Dynatem's sales has been generated by its distribution of the OR product line. This arrangement with the German company has not only increased Dynatem's overall sales volume but has increased the Company's ability to promote and provide its own manufactured products. At the end of February 29, 1996, the Company's sales of OR products accounted for 74% of the total year to date sales. Therefore, due to its unforseen dependence on its relationship with OR, the Company has decided to diversify its distribution and support service for highly qualified technical suppliers.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
           ---------------------------------------------------------

  Net sales for the three months ended February 29, 1996, increased 15% to $675,972 over net sales of $588,679 in the same period a year ago. For the nine months ended February 29, 1996, net sales were $2,077,111, $191,757 higher than the corresponding period in the previous fiscal year, for an increase of 10%. Net sales of the or products in the nine months ended February 29, 1996, were 75% of total net sales compared to 65% of total net sales as of February 28, 1995. One customer accounted for 33% of the total net sales as compared to 42% for the previous year.

  Cost of sales for the three months ended February 29, 1996, was $442,262 or 65% of net sales and compares to $413,828 or 70% of net sales in the same period a year ago. For the nine months ended February 29, 1996, cost of sales of $1,489,207 represented 72% of net sales and compares to $1,347,071 and 71% for the same period a year ago. The Company realizes a lower margin from sales of OR products than from sales of products manufactured by the Company.

  Operating costs for the three-month and nine-month period ended February 29, 1996, were slightly higher than the corresponding periods a year ago. The increase was due to some moving expenses incurred during the move of the Company to a new facility, aside from the marketing expenses and research and development costs for the Company's own proprietary products.

  For the three-month and nine-month period ended February 29, 1996, net earnings reflect net profit of $27,340 and a net loss of $2,521, respectively, compared to net losses of $13,214 and $9,794, for the corresponding periods a year ago. The changes in operations for the three-month periods ended February 29, 1996, were the result of a higher sales volume with higher margins with 65% cost of sales as compared to 70% cost of sales for the same period the previous year.

  The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire through the year 2010.

  At February 29, 1996, the Company had a current ratio of 3.8:1 compared to 5.8:1 as of May 31, 1995. The Company, may consider additional sources of capital should the need arise. At present, management is undertaking the expansion of its product line through companies with complementary products.

                          PART II.  OTHER INFORMATION
                          ---------------------------

  Items 1 through 6 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended February 29, 1996.


                                   SIGNATURES
                                   ----------

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DYNATEM, INC.



  March 25, 1996                 By: /s/ Eileen DeSwert
                                     ----------------------------------------
                                     Eileen DeSwert
                                     President and Chief
                                     Executive Officer


  March 25, 1996                 By: /s/ Belen Ramos
                                     ----------------------------------------
                                      Belen Ramos
                                      Chief Financial Officer