Form 10KSB
period 1996-05-31
DYNATEM INC
filed 1996-08-28
CIK 795424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16250


                                 DYNATEM, INC.
                 (Name of small business issuer in its charter)

        California                                            95-3627099
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

23263 MADERO, SUITE C, MISSION VIEJO, CALIFORNIA                92691
  (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (714) 855-3235

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

     The issuer's revenues for its most recent fiscal year were $2,683,188.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $158,192 on August 1, 1996.

     On August 1, 1996, there were 1,418,400 shares of the issuer's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the issuer's Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 3, 1996, are incorporated herein by reference into Part III hereof, to the extent indicated herein.

     Transitional Small Business Disclosure Format  Yes        No   X
                                                        -----     -----

                                     PART I
                                     ------

     ITEM 1.   DESCRIPTION OF BUSINESS.
     -------   ------------------------

     HISTORY
     -------

          The Company was incorporated on May 15, 1981, under the laws of the state of California. It was organized to design, manufacture and market microcomputers and microcomputer-based systems and software for industrial applications such as factory automation, sensor monitoring, process control, robots, data acquisition, networking and displays. The Company commenced manufacturing and marketing operations in May 1981 and has conducted such operations continuously from such date. As part of such operations, the Company was, until October 1984, an authorized dealer of certain products manufactured by Rockwell International Corporation ("Rockwell") which included the "AIM 65," "AIM 65/40" and "RM 65" families of single board microcomputers, peripherals and software. In order to broaden the product line manufactured by the Company and reduce the cost of sales, in October 1984 the Company entered into an agreement with Rockwell pursuant to which the Company received an exclusive United States and Canadian license and a non-exclusive worldwide license elsewhere, with some exclusions, to manufacture the "AIM 65," "AIM 65/40" and "RM 65" families of single board microcomputers, peripherals and software.

          The Company currently designs, manufactures, distributes and markets more than 200 products including microcomputers, microcomputer systems, microcomputer modules, software and peripherals and markets such products and other licensed products individually or as components of a system.

     MARKET
     ------

          The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, and Japan. For the year ended May 31, 1996, export sales accounted for 32% of the Company's net sales.

          For the last two fiscal years the export net sales and the percentage to total net sales were:

                Year                  Amount               %
                -------              --------             ---
                1996                 $851,538             32

                1995                 $362,405             14

     PRODUCTS
     --------

          The Company's products generally consist of modular single board microcomputers known as Central Processing Unit (CPU) boards, peripheral systems and software. The products are intended for use by manufacturing companies seeking to increase efficiency and productivity through factory automation, sensor monitoring, process control and other electronic implementations. The Company provides warranties ranging from 90 days to one year on all products sold.

          VME.  The Company's principal product group is based on the VMEbus
          ---
     specification. These products are used as embedded controllers for telecommunications, industrial controls, robotics, aerospace, and a wide variety of military applications.

          In the Spring of 1990, Dynatem reached an agreement with or Industrial Computers GmbH in Germany ("or"), whereby Dynatem would distribute the or products in North America. The products manufactured by or are extremely compatible with the Dynatem line because, like the Dynatem VMEbus products, the or products are 100% CMOS and extremely low in power consumption and well suited to extended temperature range systems.

          The addition of the or line to the Dynatem line initially had the effect of multiplying the Dynatem range of products by a factor of 5 or 6 times. It also dramatically increased the range of hardware to meet virtually every customer's system requirements in connection with the products designed and manufactured here. This is extremely important because customers prefer buying all of the modules in their system from one vendor who takes responsibility for guaranteeing that all modules function well together.

          One of the growth areas within the VMEbus markets is fully militarized VMEbus systems. This has been brought about because of directives from the Department of Defense ("DOD") encouraging government contractors to buy "Commercial Off The Shelf" ("COTS") systems whenever possible as a way to save costs in the face of shrinking defense budgets. Although the DOD endeavors to buy COTS products, the specifications for military systems are still often extremely high, and require exhaustive environmental testing, customized system enclosures, a high level of documentation, conduction cooling, customized systems level shelf testing software and the use of an extremely high level components (i.e. MIL-STD 883B). Until recently, only two or three companies could provide this "MIL-SPEC" level in off-the-shelf VMEbus products, and these companies were based on the larger 6U (233mm x 160mm) VMEbus format. Three years ago, or introduced a line of MIL-SPEC 3U (100mm x 160mm) boards. This enabled VMEbus to be designed into much smaller spaces, such as the nose cones of missiles or the pods of military aircraft. Because of the additional benefits of CMOS design and the greater vibration immunity of the 3U form factor, the or products became a very attractive choice for many military and space applications. Relatively large recent contracts with Orbital

     Sciences Corporation ("OSC") and NASA attest to the importance of the military/space markets to future growth.

          Products introduced by or in the past few years include PC compatible VMEbus products. These are modules that run software which can be developed on desktop IBM compatible PCs. The advantage is that they can share the VMEbus with high performance 'real-time' embedded processors (most often based upon the Motorola family of processors) yet still utilize the vast amount of high quality, low cost PC software for applications requiring human interface, sophisticated graphics or data base management. PC compatible VMEbus products are a fast growing yet very competitive part of the overall VMEbus market. One aspect of the or products that has helped to differentiate the or PC compatible VMEbus products is the "rugged" versions. By providing PC compatible VMEbus products that can withstand high vibration and temperature extremes, the Company has been able to win at least one major long-term military contract.

          Among the most exciting new product offerings is Dynatem's own PC compatible VMEbus module based upon the Pentium processor and using the most current PC compatible components. With this design, the Company is able to produce a very high performance, highly reliable processor module at a very low cost, by leveraging off the economies of scale inherent to components used in desktop PCs. Through part screening, testing and careful design, the same components found in state of the art desktop computers can be used in high-end multiprocessor systems or in rugged environments. With recent software and hardware improvements, these architectures, previously not suitable for use in time-critical multitasking applications, can now support true real-time environments where "deterministic" tasks need to be scheduled to the micro-second.

          SOFTWARE.  The Company offers to its customers software that it has
          --------
     developed, and software which the Company purchases from other suppliers. The Company believes that there are alternative sources of supply for such software. Since all of the modules offered are part of highly integrated real-time systems, it is essential that all boards work well together. For this reason, the Company is required to provide drivers for all the boards which enable them to implement any of the standard real-time operating systems. The Company therefore distributes, sells and supports real-time operating systems that have been modified to work with the Dynatem and or products. This is a value-added service which ties the Company more closely to the customer base.

     OPERATIONS
     ----------

          The Company's products are manufactured at the Company's facility in Mission Viejo, California. They are produced from the Company's designs with standard and semi-custom components.

          Most of the devices and components used in the Company's products are available from several sources. Although no assurance can be given as to the future, the Company believes that the loss of one or more of its current suppliers would not have a material adverse effect upon its business.

     MARKETING
     ---------

          The Company's marketing and sales department consists of marketing, sales, customer service, engineering and engineering application support. The Company has in recent years expanded its use of advertising in major trade publications, coupling it with wide distribution of marketing brochures. In addition, the Company participates in over 20 regional trade shows during the year throughout the U.S. and Canada.

          The distribution of the or products has previously been limited to all of North America. Recently, or set up a sales office for the eastern half of the United States. The presence of this office may jeopardize some future business but does not affect existing accounts. This shift will steer us into concentrating our marketing efforts in the lucrative western region and all of Canada, while at the same time developing business with all of our existing clients in the eastern United States. The Company is openly seeking alliances with other key product vendors as well as developing new products of its own.

          There are over 200 VMEbus vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with us. Details of unique characteristics of the Company's offerings are more fully described in "Products" above.

          Marketing of the Company and the Company's products is accomplished through direct marketing and telemarketing efforts. Direct marketing efforts are consummated by responding to inquiries generated through press releases, trade publications, advertising, current customer lists and other similar leads. Telemarketing is utilized to inform current and potential customers of new products and technical product changes, as well as allows the Company to evaluate the market and customer needs. Implementation of a World Wide Web site is anticipated over the next several months. It is hoped that this will provide a new means of quickly reaching new customers.

     Research and Development
     ------------------------

          The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 1996 and 1995, were $169,121 and $140,836, respectively. In the last fiscal year the Company went into two exciting new directions. The Pentium Single Board Computer described earlier is the first new direction; traffic control systems is the second. CalTrans has specified the use of the 3U VMEbus into its new generation of traffic controllers named the Model 2070. The Company has taken advantage of its 3U VMEbus experience to develop a Motorola 68360 based Single Board Computer ("SBC") in compliance with the CalTrans Specification.

     Experts expect thousands of 2070 controllers to ultimately be implemented and, since there are only two other manufacturer's developing similar SBC's, the Company believes it will receive a portion of this business.

     EMPLOYEES
     ---------

          At present the Company employs 15 people, 10 of whom are working full-time schedules in the sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are very good.

     COMPETITION
     -----------

          Competition within the industry is based primarily upon product line breadth, product performance, price and customer service. The Company competes with over 250 manufacturers of VMEbus products in North America and Europe. One advantage the Company believes it has is its ability to offer a "one-stop-shop" approach which provides full support normally not provided by the Company's competitors. As part of this approach, the Company provides high quality products, pricing that is competitive, and technical support which includes, when needed, customization, special products and/or writing of special software programs. In addition, the Company provides customers with most products required for specific applications including, but not limited to, special power supplies, special enclosures, cables and other requisite hardware. This approach is not customary with larger competitors who would normally limit themselves to sales of standard products. However, most of these manufacturers have certain other competitive advantages over the Company, including greater financial and technological resources, earlier access to customers, established client service programs and client loyalty.

     ITEM 2.   DESCRIPTION OF PROPERTY.
     -------   -----------------------

          The Company's executive offices and manufacturing plant are located in an approximately 6,357 square foot facility in Mission Viejo, California. The facility is leased from an unaffiliated party for a term expiring in January, 2001, and is currently adequate to meet the Company's needs.

     ITEM 3.   LEGAL PROCEEDINGS.
     -------   -----------------

          Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     -------   ---------------------------------------------------

          Not Applicable.

                                         PART II
                                         -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
- -------   ------------------------------------------------
          MATTERS.
          -------

     There is no public trading market for the Company's Common Stock. Set forth below are the high and low bid quotations of the Company's Common Stock for the periods indicated, as reported by a licensed marketmaker who continues to make a market in the Common Stock. Such quotations represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions. Trading in the Company's Common Stock is limited in volume and may not be a reliable indicator of its market value.


                          Fiscal year ended May 31,
                             1996           1995
                         ------------   -------------
                         High    Low    High     Low
                         -----   ----   -----   -----

     First Quarter       13/32    1/4     1/2     1/4
     Second Quarter      13/32    1/4   13/16     3/8
     Third Quarter         1/4    1/8     7/8     5/8
     Fourth Quarter        1/4    1/4     3/4   13/32

     As of August 1, 1996, there were approximately 154 shareholders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
- -------   -----------------------------------------------
          OPERATION.
          ---------

RESULTS OF OPERATIONS
- ---------------------

     Net sales for the Company's fiscal year ending May 31, 1996, increased 5% to $2,683,188 over net sales of $2,553,646 in fiscal 1995. For fiscal year May 31, 1996, net sales of or products increased 15% to $1,790,758 over net sales of $1,563,836 for fiscal year 1995. Dynatem manufactured products sales were reduced to $892,430 this fiscal year from $989,810 in fiscal year 1995. Export sales amounted to $851,538 representing 32% of total net sales for the year ended May 31, 1996.

     Gross profit as a percentage of sales declined from 33% to 31% for this fiscal year due primarily to a relative increase in revenues derived from the or products in which the Company realizes a lower gross margin. Customarily, the Company realizes higher margins on domestic sales of its own products versus those products distributed for or.

     The Company's cost of sales totalled $1,858,944, an 8% rise over fiscal year 1995. Taken as a percentage of net sales, cost of sales was 69% and 67% for fiscal years 1996, and 1995, respectively. The increase is due in great part to the decline in the market value of the U.S. Dollar against the DeutschMark as well as the factors in relation to the Company's product sales mix.

     Selling, general and administrative expenses were $635,338 for fiscal 1996 compared to $591,765 for fiscal 1995, a 7% increase. This change is attributable to expenditures incurred in the Company's more aggressive marketing campaign, including advertising, trade shows and travel. The Company's management maintains that these outlays will continue along with the commitment to add more in-house sales and engineering staff to fuel future growth of sales.

     Research and development costs were $169,121 in fiscal 1996 in comparison to $140,836 in fiscal 1995. The Company continues to expand its employment of internal design engineers in order to optimize the scheduling and completion of its new products on a more timely basis, as well as to obtain more competitive costs.

      At May 31, 1996, the Company had net operating loss carryforwards of approximately $1,610,000 and $152,800 for federal and state income tax reporting purposes, respectively, which, if not used, will expire through 2006.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     As of May 31, 1996, the Company's working capital was $872,224 and its current ratio was 4.9 to 1. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal 1997. Management's intentions are to generate increased sales through the expansion of its sales force to increase sales of its newly developed products and or distributed products. The Company may consider additional sources of capital should the need arise.

FUTURE TRENDS
- -------------

     The Company has continued to expand its distribution of or products and this expansion is expected to continue into fiscal 1997. The Company's ability to provide value-added engineering support for or products, as well as its own, has positioned Dynatem for improvement in its role as a well-rounded technical service and design company.

     Recently, or set up a sales office for the eastern half of the United States. The presence of this office may jeopardize some future business but is not likely to affect existing accounts. On a more positive vain, the Company will now concentrate more of its resources in the lucrative western region of the United States. At the same time, the development and expansion of contracts with existing clients in the eastern United States and Canada will continue. Additionally, the Company is openly seeking new alliances with other key product vendors as well as developing new products of its own.

     The Company is offering a new PC compatible VMEbus module based upon the Pentium processor. This product is expected to be the focus of the Company's future marketing.

     The Company is now in the process of evaluating alternative methods of manufacturing, by using outside vendor facilities on several contractual bases. Should the economics and material aspects of this evaluation prove feasible, a decision will be made which could alter the dynamics and classification of certain assets such as inventory and manufacturing equipment.

     The rise in the value of the DeutschMark versus the U.S. Dollar has had a significant impact on the costs of the Company's inventory purchases from or.
To forestall the negative effects of this currency devaluation, management will maintain a policy of negotiating purchases on more favorable prices and/or terms to reduce any potentially unfavorable impacts on its operations.

ITEM 7.   FINANCIAL STATEMENTS.
- -------   --------------------



                                     INDEX


Independent Auditors' Report..........................  F-1

Balance Sheet as of May 31, 1996......................  F-2

Statements of Income For The Years Ended
 May 31, 1996 and 1995................................  F-3

Statements of Shareholders' Equity For The
 Years Ended May 31, 1996 and 1995....................  F-4

Statements of Cash Flows For The Years
 Ended May 31, 1996 and 1995..........................  F-5

Notes to Financial Statements For The
 Years Ended May 31, 1996 and 1995...........   F-6 to F-16


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors
Dynatem, Inc.


We have audited the accompanying balance sheet of Dynatem, Inc. (a California corporation) as of May 31, 1996, and the related statements of income, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatem, Inc. as of May 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



                                             CORBIN & WERTZ

Irvine, California
July 26, 1996

                                 DYNATEM, INC.

                                 BALANCE SHEET

                                  May 31, 1996



                                     ASSETS

Current assets:
  Cash and cash equivalents (Note 1)               $  532,918
  Accounts receivable, less allowance
   for doubtful accounts of $12,643                   275,288
  Inventories (Notes 1 and 2)                         266,299
  Prepaid expenses and other                           19,980
                                                   ----------

     Total current assets                           1,094,485

Note receivable (Note 9)                               10,735
Property and equipment, net (Notes 1 and 3)            24,919
Other assets (Notes 1 and 4)                           57,617
                                                   ----------
                                                   $1,187,756
                                                   ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   160,692
  Accrued expenses (Note 6)                            61,569
                                                  -----------

     Total current liabilities                        222,261
                                                  -----------

Commitments and contingencies (Note 6)

Shareholders' equity (Note 8):
  Common stock, no par value, authorized
   50,000,000 shares; issued and outstanding
   1,418,400 shares                                 2,383,385
Accumulated deficit                                (1,417,890)
                                                  -----------

     Total shareholders' equity                       965,495
                                                  -----------
                                                  $ 1,187,756
                                                  ===========


                  The accompanying notes are an integral part
                        of these financial statements

                                 DYNATEM, INC.

                              STATEMENTS OF INCOME

                   For The Years Ended May 31, 1996 and 1995



                                              1996         1995
                                           ----------   ----------

Net sales (Notes 1 and 7)                  $2,683,188   $2,553,646
Cost of sales                               1,858,944    1,722,102
                                           ----------   ----------

     Gross profit                             824,244      831,544
                                           ----------   ----------

Operating expenses:
  Selling, general and administrative
   (Notes 6 and 9)                            635,338      591,765
  Research and development (Note 1)           169,121      140,836
                                           ----------   ----------

     Total operating expenses                 804,459      732,601
                                           ----------   ----------

     Operating income                          19,785       98,943

Other income, net                              16,963        9,904
                                           ----------   ----------

Income before income taxes                     36,748      108,847

Income taxes (Notes 1 and 5)                      800          800
                                           ----------   ----------

Net income                                 $   35,948   $  108,047
                                           ==========   ==========

Net income per common share (Note 1)       $      .03   $      .08
                                           ==========   ==========

                  The accompanying notes are an integral part
                         of these financial statements

                                DYNATEM, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                   For The Years Ended May 31, 1996 and 1995





                           Common Stock                              Total
                   ---------------------------    Accumulated      Shareholders'
                      Shares         Amount         Deficit          Equity
                   ------------   ------------   ------------   ---------------

Balances at
 June 1, 1994         1,418,400     $2,383,385   $(1,561,885)     $  821,500

Net income               ---            ---          108,047         108,047
                   ------------   ------------   ------------   ---------------

Balances at
 May 31, 1995         1,418,400      2,383,385    (1,453,838)        929,547

Net income               ---            ---           35,948          35,948
                   ------------   ------------   ------------   ---------------

Balances at
 May 31, 1996         1,418,400     $2,383,385   $(1,417,890)     $  965,495
                   ============   ============   ============   ===============



                  The accompanying notes are an integral part
                         of these financial statements

                                DYNATEM, INC.

                            STATEMENTS OF CASH FLOWS

                   For The Years Ended May 31, 1996 and 1995


                                              1996         1995
                                           ----------   ----------

Cash flows from operating activities:
  Net income                                $ 35,948     $108,047
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization             44,462       43,540
    Provision for doubtful accounts           (4,000)       1,151
    Changes in current assets and
     liabilities:
      Accounts receivable, net               (26,005)     142,527
      Inventories                             (7,648)       9,725
      Prepaid expenses and other             (10,181)      (1,777)
      Accounts payable                        32,883      (60,604)
      Accrued expenses                        14,188      (16,869)
                                            --------     --------

Net cash provided by operating
 activities                                   79,647      225,740
                                            --------     --------

Cash flows from investing activities:
  Purchases of property and equipment         (2,387)     (12,714)
  Collections on note receivable from
   officer                                     3,250        3,120
  Other assets                               (45,203)     (16,945)
                                            --------     --------

Net cash used in investing activities        (44,340)     (26,539)
                                            --------     --------

Net increase in cash                          35,307      199,201

Cash and cash equivalents, beginning
 of year                                     497,611      298,410
                                            --------     --------

Cash and cash equivalents, end of
 year                                       $532,918     $497,611
                                            ========     ========

Supplemental disclosures of cash flow
 information -
  Cash paid for:
    Interest                                $    ---     $    ---
                                            ========     ========
    Income taxes                            $    800     $    800
                                            ========     ========

                  The accompanying notes are an integral part
                         of these financial statements

                                DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   For The Years Ended May 31, 1996 and 1995



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------------------

General
- -------

Dynatem, Inc. (the "Company"), was incorporated on May 15, 1981, under the laws of the state of California. The Company designs, manufactures, distributes and markets modular single board microcomputers and microcomputer-based systems and software. These systems are used for industrial applications including factory automation, process control, robotics, data acquisition and networking. The Company sells products to customers throughout the United States and in many foreign countries.

Concentrations of Credit Risk
- -----------------------------

At May 31, 1996, the Company holds cash with financial institutions in excess of amounts insured by federal agencies.

Two customers accounted for 25% and 12% of net sales for the year ended May 31, 1996. One other customer accounted for 11% of accounts receivable at May 31, 1996. One customer (see Note 7) accounted for 31% of net sales, which are included in the net sales of distributed products noted below, for the year ended May 31, 1995.

Export sales represented 32% and 14% of net sales for the years ended May 31, 1996 and 1995, respectively.

The Company distributes products for an international vendor that is also a competitor. Approximately 67% and 61% of net sales for the years ended May 31, 1996 and 1995, respectively, represented distribution of this vendor's products. The vendor accounted for 80% and 79% of cost of sales for the years ended May 31, 1996 and 1995, respectively. The same vendor accounted for 78% of accounts payable at May 31, 1996.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates effect the reported amounts of revenues and expenses during the reported period. The Company's significant estimates include allowances for accounts receivable and inventory, as well as warranties on its products.
Actual results could materially differ from these estimates.

Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------------------

Fair Value of Financial Instruments
- -----------------------------------

Enterprises have financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, a note receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at May 31, 1996. The fair value of the note receivable (see
Note 9) was not readily determinable as market comparables were not available for such instrument.

Cash Equivalents
- ----------------

For the purposes of the statements of cash flows, the Company considers highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories
- -----------

Inventories are stated at the lower of cost or market (estimated net realizable value). Cost is determined using the first-in, first-out (FIFO) method. Such net realizable value is based on forecasts for sales of its products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such products could be substantially less than the amount shown on the accompanying balance sheet.

Property and Equipment
- ----------------------

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining term of the leases, if lesser. Useful lives range from three to five years.


Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------------------

Income Taxes
- ------------

The Company accounts for income taxes using the asset and liability approach under Statement of Financial Accounting Standards Statement No. 109 ("Statement 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Warranties
- ----------

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future costs of warranties are provided at the time of sale.

Research and Development Costs
- ------------------------------

Research and development costs are expensed as incurred.

Other Assets
- ------------

Certain costs incurred subsequent to establishing technological feasibility to produce a finished product, including purchased software and other outside costs (see Note 4), are capitalized. The annual amortization of these costs is computed at the lesser of the straight-line basis over the estimated product life, not to exceed five years, or based on units sold divided by the total estimated units to be sold. Amounts capitalized in 1996 and 1995 approximated $11,100 and $17,000, respectively. Amortization expense for each of the years ended May 31, 1996 and 1995 approximated $26,700.

Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------------------

Revenue Recognition
- -------------------

Revenues on contracts performed by the Company are recognized on the percentage-of-completion method measured by the cost-to-cost method. Contract costs include all direct material and labor costs, costs paid to subcontractors and those indirect costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract becomes known, the estimate of the estimated loss on the contract will be recognized. The Company's contracts, except for as noted at
Note 7, generally have durations less than one year.

Earnings Per Share
- ------------------

Earnings per common share is computed based on the weighted average number of common shares outstanding during the years presented (1,418,400 shares for 1996 and 1995). The potential exercise of stock options are not included in the computation of earnings per share in 1996 and 1995 because their effect would be antidilutive.

NOTE 2 - INVENTORIES
- --------------------

A summary of inventories at May 31, 1996 is as follows:

Finished goods                          $ 33,117
Work-in-process                           66,644
Raw materials and component parts        166,538
                                        --------

                                        $266,299
                                        ========


Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 3 - PROPERTY AND EQUIPMENT, continued
- ------------------------------------------

A summary of property and equipment at May 31, 1996 is as follows:

Machinery and equipment                                           $ 396,613
Product tooling                                                     226,835
Leasehold Improvements                                                5,000
Furniture and fixtures                                               39,592
                                                                  ---------
                                                                    668,040
Less: accumulated depreciation and amortization                    (643,121)
                                                                  ---------

                                                                  $  24,919
                                                                  =========

NOTE 4 - OTHER ASSETS
- ---------------------

A summary of other assets at May 31, 1996 is as follows:

Capitalized software costs                                        $  16,507
Prepaid inventory (Note 6)                                           33,500
Deposits                                                              4,658
Other                                                                 2,952
                                                                  ---------
                                                                  $  57,617
                                                                  =========

NOTE 5 - INCOME TAXES
- ---------------------

Income tax expense for the years ended May 31, 1996 and 1995 consists of the following:

                                              1996            1995
                                          ------------    ------------
Current:
  U.S. federal                             $     ---       $       ---
  State                                          800               800
                                          ------------    ------------

                                           $     800       $       800
                                          ============    ============

No deferred income tax expense was charged to the accompanying statements of income for the years presented.

Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 5 - INCOME TAXES, continued
- --------------------------------

Income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 34% to pretax income as a result of the following for the years ended May 31, 1996 and 1995:


                                            1996        1995
                                          ---------   ---------

Computed "expected" tax expense
 at a U.S. federal rate of 34%            $ 12,494    $ 37,008

Increase (reduction) in income taxes
 resulting from:

  State income taxes, net of federal
   tax benefit                               2,256       6,681

  Change in the valuation allowance
   for deferred tax assets, net of
   effects of expired net operating
   loss carryforwards                      (14,795)    (43,008)

  Meals and entertainment                      790         350

  Other                                         55        (231)
                                          --------    --------

                                          $    800    $    800
                                          ========    ========


Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 5 - INCOME TAXES, continued
- --------------------------------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 1996 are presented below. Deferred tax liabilities at May 31, 1996 are not significant:

Deferred tax assets:

  Accounts receivable, principally
   due to allowance for doubtful
   accounts                                                      $   5,075

  Inventories, principally due to
   additional costs inventoried for
   tax purposes pursuant to the Tax
   Reform Act of 1986 and allowance
   for inventory obsolescence                                       36,922

  Compensated absences, principally
   due to accrual for financial
   reporting purposes                                                9,483

  State net operating loss
   carryforwards                                                     9,377

  Federal net operating loss
   carryforwards                                                   547,515

  Research and development credit
   carryforwards                                                    73,863

  Other                                                              3,776
                                                                 ---------

     Total gross deferred tax assets                               686,011

     Less valuation allowance                                    (686,011)
                                                                 ---------

     Net deferred tax assets                                     $     ---
                                                                 =========

At May 31, 1996, the Company had net operating loss carryforwards of approximately $1,610,000 and $152,800 for Federal and state tax reporting purposes, respectively, which, if not utilized to offset future taxable income, will expire through 2006.


Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 5 - INCOME TAXES, continued
- --------------------------------

At May 31, 1996, the Company had available unused research and development credits for income tax purposes of approximately $73,900, which, if not used, will expire through 2010.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

Leases
- ------

In December 1995 the Company entered into a noncancellable operating lease for its corporate and manufacturing facility. In addition to monthly lease payments for the facility, the Company is required to pay utilities and certain insurance and maintenance costs. Such lease provides for annual rental increases and a five-year renewal option based on certain terms and conditions. The lease expires in fiscal 2001. Future annual minimum lease payments under this noncancellable operating lease are as follows:

           Years Ending
             May 31,
           ------------

               1997             $ 54,290
               1998               56,461
               1999               58,721
               2000               61,072
               2001               36,442
                             ------------

                                $266,986
                             ============


Total rental expense for operating leases amounted to approximately $49,900 and $49,100 for the years ended May 31, 1996 and 1995, respectively.

Royalty Agreements
- ------------------

The Company is a party to a royalty agreement that requires it to pay royalties of 25% of sales of a select hardware product and 50% of sales of a select software product, as defined.

The Company is also a party to another royalty agreement that requires it to pay royalties of 50% of the gross profit earned by the Company on sales of certain hardware products, as defined.



Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
- -------------------------------------------------

Total royalty expense for the above noted royalty agreements amounted to approximately $14,500 and $18,100 for the years ended May 31, 1996 and 1995, respectively.

Purchase Agreement
- ------------------

In March 1996, the Company entered into an agreement with an unrelated product engineering and manufacturing firm (the "Firm") to design a series of products, utilizing the Company's specifications, for sale to its customers. In connection therewith, the Company is obligated to purchase a specified minimum quantity of the Firm's products, as defined, for $67,000. In addition, the Company obtained an exclusive right to sell such products under the Company's name worldwide and it is not obligated to pay any license or royalty fees under the terms of this agreement. The agreement is for an initial term of one year, is cancelable thereafter by either party with 120 days advance notice, and will renew automatically each year unless otherwise terminated.

As of May 31, 1996, the Company has made advance payments to the Firm of $33,500 pursuant to this agreement (see Note 4) and is obligated for the additional $33,500 in fiscal 1997 upon the Company's inspection and acceptance of products designed by the Firm. As of May 31, 1996, the Firm had not delivered the products specified under this agreement and, accordingly, the remaining contract price of $33,500 has not been accrued in the accompanying balance sheet.

NOTE 7 - CONTRACT
- -----------------

In January 1993, the Company entered into a fixed price contract for $1,053,070 with Orbital Sciences Corporation for the construction of certain VMEbus hardware. In March 1994, the Company entered into an amendment to this contract to provide additional VMEbus hardware through an anticipated completion date of November 1994. In September 1995, the Company entered into an additional amendment which increased the contract price by an additional $21,065 and extended the estimated completion date to February 1997. These modifications, in the aggregate, have increased the contract price by a total of $1,023,388 to $2,076,458. Costs incurred related to this contract, through May 31, 1996, were approximately $1,597,000. At May 31, 1996, the amended contract is approximately 94% complete.


Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 8 - SHAREHOLDERS' EQUITY
- -----------------------------

In August 1993, the Company's 1987 nonqualified stock option plan expired, and as a result, options to purchase 110,000 shares of the Company's common stock expired as well.

On August 31, 1993, the Company's Board of Directors adopted, and the shareholders approved, the Dynatem, Inc. 1993 Stock Option Plan (the "Plan"), which provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and for the grant of nonqualified stock options. In connection with the Plan, 200,000 shares of the Company's common stock have been reserved for issuance upon the exercise of options to be granted.

Options to purchase an aggregate of 110,000 shares of the Company's common stock were granted pursuant to the Plan to the Company's four non-employee directors and to certain officers of the Company on October 15, 1993. Such options were fully exercisable at the date of grant and expire on various dates through October 15, 2003. The exercise price of such options ranges from $0.20 to $0.22, which exceeded the fair market value per share of the Company's common stock on the grant date.

A summary of stock option activity follows:

                                    Shares      Option Price
                                 ------------   ------------

Outstanding at June 1, 1994        110,000        $.20-.22

Canceled                             ---            ---
Expired                              ---            ---
Granted                              ---            ---
                                 ------------   ------------

Outstanding at May 31, 1995        110,000        $.20-.22

Canceled                             ---            ---
Expired                              ---            ---
Granted                              ---            ---
                                 ------------   ------------

Outstanding at May 31, 1996        110,000        $.20-.22
                                 ============   ============


As of May 31, 1996, all 110,000 options are exercisable.




Continued

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1996 and 1995



NOTE 8 - SHAREHOLDERS' EQUITY, continued
- ----------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because it will continue to account for employee stock options under Accounting Principal Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 are effective for financial statements issued after fiscal year 1996.

NOTE 9 - RELATED PARTY TRANSACTIONS
- -----------------------------------

During the years ended May 31, 1996 and 1995, the Company paid fees of $3,000 and $5,000, respectively, to a consulting firm principally owned by the Chairman of the Board of Directors of the Company.

The note receivable is due from an officer and consists of a seven year note bearing interest at the rate of 5% per annum and requires installments of $282 per month for principal and interest. The note is due in May 2000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- -------   ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE.
          -----------------------------------

     Not Applicable.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
- -------   -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -------------------------------------------------

     Information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1996 Annual Meeting of Shareholders to be held on October 3, 1996, set forth under the heading "ELECTION OF DIRECTORS".

ITEM 10.  EXECUTIVE COMPENSATION.
- --------  ----------------------

     Information concerning executive compensation is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1996 Annual Meeting of Shareholders to be held on October 3, 1996, set forth under the heading "ELECTION OF DIRECTORS - Compensation of Executive Officers".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- --------  --------------------------------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1996 Annual Meeting of Shareholders to be held on October 3, 1996, set forth under the heading "PRINCIPAL HOLDERS OF VOTING SECURITIES".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------  ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1996 Annual Meeting of Shareholders to be held on October 3, 1996, set forth under the heading "ELECTION OF DIRECTORS - Relationships with Outside Firms".

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
- --------  --------------------------------

(a)  EXHIBITS.
     --------

     Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as part of this Report.

(b)  REPORTS ON FORM 8-K.
     -------------------

     The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended May 31, 1996.

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DYNATEM, INC.



August 21, 1996               By:   /s/ EILEEN DESWERT
                                    --------------------------
                                    Eileen DeSwert,
                                    President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ EILEEN DESWERT                        August 21, 1996
     -----------------------------
     Eileen DeSwert,
     President/Principal Executive
     Officer/Director



By:  /s/ HARRY CAVANAUGH                       August 21, 1996
     -----------------------------
     Harry Cavanaugh,
     Chairman of the Board/Director



By:  /s/ BELEN RAMOS                           August 21, 1996
     -----------------------------
     Belen Ramos,
     Chief Financial Officer



By:  /s/ ROBERT ANSLOW                         August 21, 1996
     ----------------------------
     Robert Anslow,
     Director



By:  /s/ RICHARD JACKSON                       August 21, 1996
     -----------------------------
     Richard Jackson,
     Director



By:
     -----------------------------
     Costis Toregas,
     Director


                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number
- -------
3(a)      Articles of Incorporation of the Company, as amended to date (1)

3(b)      Bylaws of the Company (1)

10(i)     Standard Industrial/Commercial Multi-Tenant Lease-Modified Net dated
          August 22, 1995, between Pacific Highpark Partners, as lessor and the
          Company as lessee (2)

10(j)     Contract Term and Conditions (Contract No. ELV9212001), dated April
          30, 1993, between the Company and Orbital Sciences Corporation, together with Amendment No. 001 thereto (3)

______________________________

(1) Incorporated herein by reference to the Exhibit of the same number to the Company's Registration Statement on Form S-18, Registration No 3306363LA.

(2) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1995.

(3) Incorporated herein by reference to the Exhibit of the same number to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993.