Form 10QSB
period 1996-08-31
DYNATEM INC
filed 1996-10-09
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended August 31, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250


                                 DYNATEM, INC.
                    (Exact name of small business issuer as
                           specified in its charter)


        CALIFORNIA                                95-3627099
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


23263 MADERO, SUITE C, MISSION VIEJO, CALIFORNIA       92718
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number   (714) 855-3235


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    X
                                                                       -------
No
  -------


     On August 31, 1996, there were 1,418,400 shares of the issuer's Common Stock outstanding.


     Transitional Small Business Disclosure Format (check one):

          Yes        No   X
             -----      -----

                                 DYNATEM, INC.



                                     INDEX


Part I.   Financial Information


    Item 1.    Financial Statements

               Balance Sheets at August 31, 1996
                 and May 31, 1996                               1

               Statements of Operations for the Three
                 Months Ended August 31, 1996
                 and 1995                                       2

               Statements of Cash Flows for the Three
                 Months Ended August 31, 1996
                 and 1995                                       3

               Notes to Financial Statements                    4

    Item 2.    Management's Discussion and Analysis -
                 Results of Operations                          5,6


Part II.  Other Information                                     7

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1. Financial Statements
        --------------------


                                 DYNATEM, INC.

                                BALANCE SHEETS

                                                AUGUST 31,      MAY 31,
                                                   1996          1996
                                                ----------     ----------

ASSETS
------

Current assets:
   Cash and cash equivalents                    $  519,869     $  532,918
   Accounts receivable                             122,832        275,288
   Inventories (note 2)                            371,292        266,299
   Prepaid expenses                                 11,780         19,980
                                                ----------     ----------

           Total current assets                  1,025,773      1,094,485

Note Receivable                                     10,215         10,735
Property and equipment, net                         24,109         24,919
Other assets                                        73,201         57,617
                                                ----------     ----------
                                                $1,133,298     $1,187,756
                                                ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                             $  170,517     $  160,692
   Accrued expenses                                 36,964         61,569
                                                ----------     ----------

        Total current liabilities                  207,481        222,261
                                                ----------     ----------

Shareholders' equity:
   Common stock, no par value authorized
   50,000,000 shares; 1,418,400 shares
   issued and outstanding                        2,383,385      2,383,385
   Accumulated deficit                          <1,457,568>    <1,417,890>
                                                ----------     ----------

           Total shareholders' equity              925,817        965,495
                                                ----------     ----------

                                                $1,133,298     $1,187,756
                                                ==========     ==========



                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED AUGUST 31, 1996 AND 1995


                                                       1996        1995
                                                    ---------    ---------

Net Sales                                           $ 364,332    $ 787,421
Cost of Sales                                         216,010      586,450
                                                    ---------    ---------
             Gross profit                             148,322      200,971
                                                    ---------    ---------

Operating expenses:
      Selling, general and administrative             153,024      155,407
      Research and development                         37,567       26,600
                                                    ---------    ---------

             Total operating expenses                 190,591      182,007
                                                    ---------    ---------

             Operating (loss) income                  (42,269)      18,964

Other income, net                                       3,391        3,676
                                                    ---------    ---------
             Income (loss) before income taxes        (38,878)      22,640

Provision for income taxes                                800          800
                                                    ---------    ---------

             Net income (loss)                      $ (39,678)   $  21,840
                                                    =========    =========

Earnings (loss) per share (note 3)                  $    (.03)   $     .02
                                                    =========    =========
Weighted average commom shares outstanding
      (note 3)                                      1,418,400    1,418,400
                                                    =========    =========

                See accompanying notes to financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED AUGUST 31, 1996 AND 1995

                                                       1996         1995
                                                    ---------    ---------


Cash flows from operating activities:
      Net income (loss)                             $ (39,678)   $  21,840
      Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization                   3,871        4,583
         Change in assets and liabilities:
            <Increase> decrease in receivables        152,456      (92,294)
            <Increase> decrease in inventories       (104,993)          99
            Decrease in prepaid expenses                8,200        2,179
            Increase in accounts payable                9,825      186,854
            <Decrease> in accrued expenses            (24,605)        (934)
                                                    ---------    ---------
                  Total adjustments                    44,754          487
                                                    ---------    ---------

Net cash provided by operating activities               5,076       22,327
                                                    ---------    ---------

Cash flows from investing activities:
      Increase in other assets                        (15,584)     (30,726)
      Purchases of property and equipment              (3,061)       --
                                                    ---------    ---------

Net cash used in financing activities                 (18,645)     (30,726)
                                                    ---------    ---------

Cash flows from financing activities:
      Repayment of notes receivable                       520          780
                                                    ---------    ---------
Net decrease in cash                                  (13,049)      (7,619)

Cash and cash equivalents, beginning balance          532,918      497,611
                                                    ---------    ---------

Cash and cash equivalents, ending balance           $ 519,869    $ 489,992
                                                    =========    =========

Supplemental disclosures of
   cash flow information:
        Cash paid during the quarter for:

        Taxes                                       $     800    $     800
                                                    =========    =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.
                                 -------------

                         NOTES TO FINANCIAL STATEMENTS

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the Company's management, the accompanying unaudited statements include all adjustments including only normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of August 31, 1996, and the results of operations and cash flows for the three months ended August 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:

                          August 31, 1996   May 31,1996
                          ---------------   -----------
     Finished Goods              $ 38,829      $ 33,117
     Work-in-process               41,299        66,644
     Raw Materials                291,164       166,538
                                 --------      --------

                                 $371,292      $266,299
                                 ========      ========

(3)  Earnings (loss) Per Share
     -------------------------

     Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period presented. The potential exercise of stock options and warrants are not included in the computation of net income (loss) per share because the effect would not impact per share information or would be antidilutive.

(4)  Foreign Currency Transactions
     -----------------------------

     For the three months ended August 31, 1996 and 1995, transactions gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Revenue for the first quarter ended August 31, 1996, decreased by 54% to $364,332 compared to $787,421 in the same period of the prior fiscal year. The decrease in sales revenue is due to a temporary condition in which shipment of orders amounting to approximately $380,000 was delayed. Of these orders, 85% will be shipped and billed in September 1996, and 15% in October 1996.

Cost of sales for the three months ended August 31, 1996, was $216,010 or 59% of net sales and compares to $586,450 or 74% of net sales in the same period a year ago. The decrease in cost of sales as a percent of net sales was the result of a change in product mix. The sales of or products with higher cost of goods compared to Dynatem products were lower (69% of net sales in 1996) than a year ago (77% of net sales).

Operating expenses for the three months ended August 31, 1996, and 1995, experienced no significant fluctuations.

Research and development expenses were $37,567 and $26,600 for the three months ended August 31, 1996, and 1995, respectively. The increase in research and development expenses relates to the development of new VME products such as D2070 and DPCI boards. The Company, however, is utilizing some outside engineering staff to expediate certain product developments required by some customers. This may continue to be a factor in the near future at some additional cost.

Income tax expense for the three months ended August 31, 1996, and   1995, are
not considered material due to the significant net operating loss carryforwards. Significant deferred tax assets of the Company (which have been fully reserved for in the accompanying balance sheets) consist of its net operating loss carryforwards of approximately $1,610,000 and $152,800 for Federal and state tax reporting purposes, respectively, which, if not utilized to offset future taxable income, will expire through 2006.

Net earnings decreased for the three months ended August 31, 1996, to a net loss of $39,678 compared to a net income of $21,840 for the three months ended August 31, 1995. The decrease in net earnings was the result of a much lower revenue during the quarter as compared to the same period a year ago.

The Company continues to believe that the cash flow generated from operations will be sufficient to meet its short-term working capital needs over the next 12 months. Additional financing is being considered to achieve increased product development.

                                 DYNATEM, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------


At August 31, 1996, the Company had a current ratio of 4.9:1 compared to a ratio of 3.3:1 a year ago. The net worth for the Company at August 31, 1996, was $925,817 compared to $951,387 at August 31, 1995.

                                 DYNATEM, INC.

                          PART II.  OTHER INFORMATION
                                    -----------------



                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            DYNATEM, INC.



October 4, 1996             By:  /s/ EILEEN DeSWERT
                                 -----------------------------------
                                 Eileen DeSwert, President and
                                 Chief Executive Officer



October 4, 1996             By:  /s/ BELEN RAMOS
                                 -----------------------------------
                                 Belen Ramos, Chief Financial
                                 Officer