Form 10QSB
period 1996-11-30
DYNATEM INC
filed 1997-01-13
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996.

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


            CALIFORNIA                                    95-3627099
  -------------------------------               --------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)


23263 MADERO, SUITE C, MISSION VIEJO, CALIFORNIA 92691
------------------------------------------------------
(Address of principal executive offices)


                                (714) 855-3235
                              ------------------
                          (Issuer's telephone number)

                                Not Applicable
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------    -------

     On December 31, 1996, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

               Yes      No   X
                  -----   -----

                                 DYNATEM, INC.

                                     INDEX

Part I.   Financial Information

    Item 1.    Financial Statements

               Balance Sheets at November 30, 1996
                 and May 31, 1996                            1


               Statements of Operations for the Three
                 Months Ended November 30, 1996
                 and 1995                                    2

               Statements of Operations for the Six
                 Months Ended November 30, 1996
                 and 1995                                    3

               Statements of Cash Flows for the Six
                 Months Ended November 30, 1996
                 and 1995                                    4

               Notes to Financial Statements                 5,6


    Item 2.    Management's Discussion and Analysis or
                 Plan of Operation                           7


Part II.  Other Information                                  8

                                 DYNATEM, INC.

                                BALANCE SHEETS


                                                 NOVEMBER 30,      MAY 31,
                                                    1996            1996
                                                 ------------   ------------

                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents                     $    525,467   $    532,918
   Accounts receivable, less allowance
      for doubtfull accounts                          340,308        275,288
   Inventories (note 2)                               315,990        266,299
   Prepaid expenses                                     3,572         19,980
                                                 ------------   ------------

           Total current assets                  $  1,185,337   $  1,094,485

Note Receivable                                         9,695         10,735
Plant and equipment, net                               24,453         24,919
Other assets                                           64,856         57,617
                                                 ------------   ------------

                                                 $  1,284,341   $  1,187,756
                                                 ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
   Accounts payable                              $    235,304   $    160,692
   Accrued expenses                                    49,302         61,569
                                                 ------------   ------------

           Total current liabilities             $    284,606   $    222,261
                                                 ------------   ------------

Shareholders' equity:
   Common stock, no par value, authorized
      50,000,000 shares; issued and
      outstanding 1,418,400 shares at
      November 30, 1996 and May 31, 1996         $  2,383,385   $  2,383,385
   Accumulated deficit                             (1,383,650)    (1,417,890)
                                                 ------------   ------------

           Total shareholders' equity                 999,735        965,495
                                                 ------------   ------------

                                                 $  1,284,341   $  1,187,756
                                                 ============   ============




                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995




                                                    1996           1995
                                               -----------      ----------
Net Sales                                      $   853,304      $  613,718
Cost of Sales                                      579,387         460,495
                                               -----------      ----------
             Gross profit                          273,917         153,223
                                               -----------      ----------

Operating expenses:
      Selling, general and administrative          168,619         166,629
      Research and development                      37,214          41,080
                                               -----------      ----------

             Total operating expenses              205,833         207,709
                                               -----------      ----------

             Operating income (loss)                68,084         (54,486)

Other income, net                                    5,834           2,785
                                               -----------      ----------
             Net income (loss)                 $    73,918      $  (51,701)
                                               ===========      ==========

Income (loss) per share (note 3)               $       .05      $     (.04)

Weighted average shares outstanding
      (note 3)                                   1,418,400       1,418,400
                                               ===========      ==========


                 See accompanying notes to financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                  SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                       1996         1995
                                                    -----------    -----------
Net Sales                                           $ 1,217,636    $ 1,401,139
Cost of Sales                                           795,397      1,046,945
                                                    -----------    -----------
             Gross profit                               422,239        354,194
                                                    -----------    -----------

Operating expenses:
      Selling, general and administrative               321,643        322,036
      Research and development                           74,781         67,680
                                                    -----------    -----------

             Total operating expenses                   396,424        389,716
                                                    -----------    -----------

             Operating income (loss)                     25,815        (35,522)

Other income, net                                         9,225          6,461
                                                    -----------    -----------

             Income (loss) before income taxes           35,040        (29,061)

Provision for income taxes                                  800            800
                                                    -----------    -----------

             Net income (loss)                           34,240     $  (29,861)
                                                    ===========    ===========

Income (loss) per share (note 3)                    $       .02     $     (.02)
                                                    ===========    ===========

Weighted average shares outstanding
      (note 3)                                        1,418,400      1,418,400
                                                    ===========    ===========


                 See accompanying notes to financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

                FOR SIX MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                                                          1996               1995
                                                                                      -----------         ----------

Cash flows from operating activities:
      Net income (loss)                                                               $    34,240         ($  29,861)
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                       7,855              9,309
         Change in assets and liabilities:
             Increase in receivables                                                      (65,020)          (213,466)
             Increase in inventories                                                      (49,691)           (14,789)
             Decrease in prepaid expenses                                                  16,408              7,797
             Increase in accounts payable                                                  74,612            254,104
             Increase <decrease> in
               accrued expenses                                                           (12,267)             6,069
                                                                                      -----------         ----------

                  Total adjustments                                                       (28,103)            49,024
                                                                                      -----------         ----------

Net cash provided by operating activities                                                   6,137             19,163
                                                                                      -----------         ----------

Cash flows from investing activities:
      Increase in other assets                                                             (7,239)           (31,589)
      Purchases of property & equipment                                                    (7,389)                -
                                                                                      -----------         ----------

Net cash used in financing activities                                                     (14,628)           (31,589)
                                                                                      -----------         ----------

Cash flows from financing activities:
      Repayment of notes receivable                                                         1,040              1,430
                                                                                      -----------         ----------

Net decrease in cash                                                                       (7,451)           (10,996)

Cash, beginning balance                                                                   532,918            497,611
                                                                                      -----------         ----------

Cash, ending balance                                                                  $   525,467         $  486,615
                                                                                      ===========         ==========
Supplemental disclosures of
   cash flow information:
        Cash paid during the quarter for:

        Taxes                                                                         $        -          $       -
                                                                                      ===========         ==========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS


   (1)  Interim Accounting Policy
        -------------------------

        In the opinion of the Company's management, the accompanying unaudited statements include only normal, recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the three and six months ended November 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)     Inventories
        -----------

        A summary of inventories follows:

                     November 30, 1996   May 31, 1996
                     -----------------   ------------

Finished Goods                $ 65,428       $ 33,117
Work-in-process                 63,465         66,644
Raw Materials                  187,097        166,538
                              --------       --------

                              $315,990       $266,299
                              ========       ========


(3)     Income (loss) Per Share
        -----------------------

        Income (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants are not included in the computation of net income (loss) per share because their effect would not impact per share information or would be antidilutive.

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS


(4)     Foreign Currency Transactions
        -----------------------------

        During the three months ended November 30, 1996 and 1995, transaction gains and (losses) were $28,781 and $244 and for the six months ended November 30, 1996 and 1995, were $37,898 and $18,098 respectively. The exchange rates of German DeutschMark versus the U.S. dollar was Approximately 67% for November 30, 1996 as compared to 73% for November 30, 1995.


(5)     Income Taxes
        ------------

        Income tax expense for the six months ended November 30, 1996 and 1995 are not considered material due to the utilization of net operating loss carryforwards.

        Significant deferred tax assets of the Company consist of the net operating loss carryforwards for federal and state tax purposes of approximately $1,610,000 and $152,800 at November 30, 1996, respectively, which, if not utilized to offset future taxable income, will expire through 2006.


(6)     Concentration of Credit Risk
        ----------------------------

        During the six months ended November 30, 1996, four customers accounted for 16% and 10% of net sales, compared to one customer accounting for 38% of net sales of the same period a year ago. In addition, one supplier represented 51% and 60% of total purchases of inventory, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Revenue for the three months ended November 30, 1996, was $853,304, $239,586 higher than the same period a year ago for an increase of 39%. For the six months ended November 30, 1996, net sales were $1,217,636, $183,503 lower than the corresponding period in the previous fiscal year, for a decrease of 13%.

The Company attributes the 39% sales increase to revenues during the three months ended November 30, 1996, on shipments of delayed orders during the first quarter ended August 31, 1996. The decrease of sales revenue during the six months ended November 30, 1996, is due to a temporary condition caused by the delay of the OR order shipments. Net sales of the OR products in the six months ended November 30, 1996, were 69% of total net sales compared to 78% of total net sales for the same period the previous year.

Cost of sales for the three months ended November 30, 1996, was $579,387 or 68% of net sales and compares to $460,495 or 75% of net sales in the same period a year ago. For the six months ended November 30, 1996, cost of sales of $795,397 represented 65% of net sales as compared to $1,046,945 representing 75% of net sales the same period a year ago. The decrease in the cost of sales as a percentage of net sales is the result of a greater strength in the exchange value of the U.S. Dollar against the DeutschMark. In addition, the Company realizes a higher margin from sales of its own manufactured products than sales of OR products.

Operating costs for the six-month period ended November 30, 1996, were slightly higher than the corresponding period a year ago. The increase was due for the most part to research and development expenses for the Company's own proprietary products, particularly, the Pentium VMEbus DPCI board and its accompanying transition module.

The three-month and six-month period ended November 30, 1996, reflect net earnings of $73,918 and $34,240 respectively, compared to net losses of $51,701 and $29,861 for the corresponding periods a year ago. Net earnings for the three-month and six-month periods ended November 30, 1996, were the result of factors explained in the preceding paragraphs - the higher margins on the Company's manufactured products and lower cost of sales on the OR products due to a favorable exchange rate of the U.S. Dollar against the DeutschMark as compared to the negative currency devaluation last year.

At November 30, 1996, the Company had a current ratio of 4.2:1 compared to 4.9:1 as of May 31, 1996. Management believes its present working capital will be sufficient for the Company's existing operating activities. Management will continue to develop products internally and will consider additional expansion through an acquisition or strategic alliance.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On October 3, 1996, the Company held its annual meeting of shareholders. In addition to the election of directors, the shareholders approved the appointment of the accounting firm of Corbin & Wertz as its independent auditors for the fiscal year ending May 31, 1997. There were 969,452 votes cast in favor of the appointment and no votes were withheld or voted against such appointment.

The tabulation of the votes cast for and against each director are set forth opposite their names below.


DIRECTORS              YES     NO
------------------   -------   ---

Robert Anslow        968,952   500

Harry Cavanaugh      968,952   500

Eileen DeSwert       968,952   500

Richard Jackson      968,952   500

Costis Toregas       968,952   500


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DYNATEM, INC.



January 09, 1997               By:  /s/ EILEEN DESWERT
                                    -------------------
                                    Eileen DeSwert
                                    President and Chief
                                    Executive Officer


January 09, 1997               By:  /s/ BELEN RAMOS
                                    -----------------------
                                    Belen Ramos
                                    Chief Financial Officer