Form 10QSB
period 1997-02-28
DYNATEM INC
filed 1997-04-14
CIK 795424

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997.

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

      CALIFORNIA                                              95-3627099
 ------------------------------                             --------------
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


                                Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     On March 31, 1997, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes        No   X
             ----       -----

                                 DYNATEM, INC.

                                     INDEX


Part I.   Financial Information


    Item 1.    Financial Statements


               Balance Sheets at February 28, 1997
                 and May 31, 1996                                     1

               Statements of Operations for the Three
                 Months Ended February 28, 1997
                 and February 29, 1996                                2

               Statements of Operations for the Nine
                 Months Ended February 28, 1997
                 and February 29, 1996                                3

               Statements of Cash Flows for the Nine
                 Months Ended February 28, 1997
                 and February 29, 1996                                4

               Notes to Financial Statements                          5,6


    Item 2.    Management's Discussion and Analysis or
                 Plan of Operation                                    7


Part II.  Other Information                                           8

                                 DYNATEM, INC.


                                 BALANCE SHEETS

                                              FEBRUARY 28,     MAY 31,
                                                  1997          1996
                                              ------------   -----------

ASSETS
------
Current assets:
   Cash                                        $   610,644   $   532,918
   Accounts receivable, net                        299,596       275,288
   Inventories (note 2)                            300,068       266,299
   Prepaid expenses                                 24,299        19,980
                                               -----------   -----------

           Total current assets                  1,234,607     1,094,485

Note Receivable                                     11,675        10,735
Plant and equipment, net                            20,477        24,919
Other assets                                        58,487        57,617
                                               -----------   -----------
                                               $ 1,325,246   $ 1,187,756
                                               ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                            $   245,501   $   160,692
   Accrued expenses                                 47,863        61,569
                                               -----------   -----------

           Total current liabilities               293,364       222,261
                                               -----------   -----------

Shareholders' equity:
   Common stock, no par value authorized
   50,000,000 shares; 1,418,400 shares
   issued and outstanding                        2,383,385     2,383,385
   Accumulated deficit                          (1,351,503)   (1,417,890)
                                               -----------   -----------

           Total shareholders' equity            1,031,882       965,495
                                               -----------   -----------

                                               $ 1,325,246   $ 1,187,756
                                               ===========   ===========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.


                            STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED FEBRUARY 28, 1997 AND 1996


                                                  1997         1996
                                               ----------   ----------
Net Sales                                      $  770,880   $  675,972
Cost of Sales                                     514,539      442,262
                                               ----------   ----------
             Gross profit                         256,341      233,710
                                               ----------   ----------

Operating expenses:
      Selling, general and administrative         194,807      169,499
      Research and development                     38,116       40,616
                                               ----------   ----------

             Total operating expenses             232,923      210,115
                                               ----------   ----------

             Operating income                      23,418       23,595

Other income, net                                   8,729        3,745
                                               ----------   ----------
             Net income                        $   32,147   $   27,340
                                               ==========   ==========

Earnings per share (note 3)                    $      .02   $      .02
                                               ==========   ==========

Weighted average shares outstanding
      (note 3)                                  1,418,400    1,418,400
                                               ==========   ==========


                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                            STATEMENTS OF OPERATIONS

                  NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996


                                                    1997            1996
                                                 ----------      ----------
Net Sales                                        $1,988,516      $2,077,111
Cost of Sales                                     1,309,936       1,489,207
                                                 ----------      ----------
             Gross profit                           678,580         587,904
                                                 ----------      ----------

Operating expenses:
      Selling, general and administrative           516,450         491,535
      Research and development                      112,897         108,296
                                                 ----------      ----------

             Total operating expenses               629,347         599,831
                                                 ----------      ----------
             Operating income (loss)                 49,233         (11,927)

Other income, net                                    17,954          10,206
                                                 ----------      ----------
             Net income (loss) before taxes          67,187          (1,721)

Provision for income taxes                              800             800
                                                 ----------      ----------

             Net income (loss)                   $   66,387      $   (2,521)
                                                 ==========      ==========

Income (loss) per share (note 3)                 $      .05      $     (.00)

Weighted average shares outstanding
      (note 3)                                    1,418,400       1,418,400
                                                 ==========       =========


                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                            STATEMENTS OF CASH FLOWS

                FOR NINE MONTHS ENDED FEBRUARY 28, 1997 AND 1996




                                                                                     1997                1996
                                                                                   --------            ---------
Cash flows from operating activities:
      Net income (loss)                                                            $ 66,387            $  (2,521)
      Adjustments to reconcile net income
      (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                11,541               13,475
         Change in assets and liabilities:
            (Increase) in receivables                                               (24,308)            (119,757)
            (Increase) in inventories                                               (33,769)             (24,935)
            (Increase) in prepaid expenses                                           (4,319)             (35,010)
             Increase in accounts payable                                            84,809              125,235
             Increase (decrease) in
               accrued expenses                                                     (13,706)               1,817
                                                                                   --------            ---------

                  Total adjustments                                                  20,248              (39,175)
                                                                                   --------            ---------

Net cash provided by (used in)
      operating activities                                                           86,635              (41,696)
                                                                                   --------            ---------

Cash flows from investing activities:
      Increase in other assets                                                         (870)             (13,677)
      Purchases of property & equipment                                              (7,099)                (828)
      Repayment of notes receivable                                                    (940)               2,340
                                                                                   --------            ---------

Net cash used in investing activities                                                (8,909)             (12,165)
                                                                                   --------            ---------
Net increase (decrease) in cash                                                    $ 77,726            $ (53,861)

Cash, beginning balance                                                             532,918              497,611
                                                                                   --------            ---------
Cash, ending balance                                                               $610,644            $ 443,750
                                                                                   --------            ---------

Supplemental disclosures of
   cash flow information:
        Cash paid during the nine months for:

        Taxes                                                                      $    800            $     800
                                                                                   ========            =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.


                         NOTES TO FINANCIAL STATEMENTS

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of February 28, 1997 and the results of operations and cash flows for the three and nine months ended February 28, 1997 and February 29, 1996, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year. Refer to the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996 for further information.

(2)  Inventories
     -----------

     A summary of inventories follows:

                     February 28, 1997   May 31, 1996
                     -----------------   ------------

Finished Goods            $ 63,655           $ 33,117
Work-in-process             32,800             66,644
Raw Materials              203,613            166,538
                          --------           --------
                          $300,068           $266,299
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

(4)  Foreign Currency transactions
     -----------------------------

     For the three months ended February 28, 1997 and February 29, 1996, transaction gains and (losses) were $49,083 and $10,243 and for the nine months ended February 28, 1997 and February 29, 1996, were $86,981 and $28,431, respectively. The exchange rates of the German DeutschMark versus the U.S. dollar was

                                 DYNATEM, INC.


                         NOTES TO FINANCIAL STATEMENTS

     approximately 61% for February 28, 1997 as compared to 70% for February 29, 1996.

(5)  Income taxes
     ------------

     Income tax expense for the three-and nine-month periods ended February 28, 1997 and February 29, 1996 are not considered material due to the utilization of net operating loss carryforwards.

     Significant deferred tax assets of the Company consist of the net operating loss carryforwards for the federal and state tax purposes of approximately $1,545,000 and $87,000 at February 28, 1997 and February 29, 1996,
     respectively.

(6)  Risk, Uncertainties and Concentrations
     --------------------------------------

     During the nine months ended February 28, 1997 six customers accounted for 12%, 10%, 7% and for three of them, 6% of net sales, respectively, compared to one customer accounting for 33% of sales during the same period during the prior fiscal year. During the nine months ended February 28, 1997 and February 29, 1996, one supplier represented 47% and 70% of total purchases of inventory, respectively.

     A growing portion of Dynatem's sales has been generated by its distribution of the OR product line. This arrangement with the German company has not only increased Dynatem's overall sales volume but has increased the Company's ability to promote and provide its own manufactured products. For the nine months ended February 28, 1997, the Company's sales of OR products accounted for 64% of the total year to date sales. The Company has been notified by OR that as of April 30, 1997, OR is terminating its distributorship relationship with Dynatem and Dynatem will no longer be a distributor of OR products. This will materially adversely affect the net sales of Dynatem in the near future since the ongoing arrangement proposed by OR is that of a representative or finder. The Company is continuing to develop its own products, is exploring the possibility of other distributorships and is diversifying its distribution and support service for highly qualified technical suppliers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Net sales for the three months ended February 28, 1997, increased 14% to $770,880 over net sales of $675,972 in the same period a year ago. For the nine months ended February 28, 1997, net sales were $1,988,516, $88,595 lower than the corresponding period in the previous fiscal year, for a decrease of 4%. Net sales of the OR products in the nine months ended February 28, 1997, were 64% of total net sales compared to 75% of total net sales for the corresponding period the previous fiscal year. Six customers accounted for 12%, 10%, 7% and for three of them, 6% of the total net sales for the nine months ended February 28, 1997, as compared to one customer accounting for 33% of net sales for the corresponding period during the previous fiscal year. The Company has been notified by OR that as of April 30, 1997, OR is terminating its distributorship relationship with Dynatem and Dynatem will no longer be a distributor of OR products. This will materially adversely affect the net sales of Dynatem in the near future since the ongoing arrangement proposed by OR is that of a representative or finder. The Company is continuing to develop its own products, is exploring the possibility of other distributorships and is diversifying its distribution and support service for highly qualified technical suppliers.

Cost of sales for the three months ended February 28, 1997, was $514,539 or 67% of net sales and compares to $442,262 or 65% of net sales in the same period a year ago. For the nine months ended February 28, 1997, cost of sales of $1,309,936 represented 66% of net sales and compares to $1,489,207 representing 72% of net sales for the same period a year ago. The three months increase of cost of sales as a percentage of net sales is the result of a write-off of approximately $10,000 for obsolete inventory. The overall decrease in the cost of sales is the result of a greater strength in the exchange value of the U.S. Dollar against the German DeutschMark as well as the factors which relate to the Company's product sales mix.

Operating costs for the three-month and nine-month period ended February 28, 1997, were slightly higher than the corresponding periods a year ago. The increase was attributable to certain increased operating expenses of the Company, such as rent, insurance and utility expenses, aside from marketing expenses and research and development costs for the Company's own proprietary products, particularly the Pentium VMEbus DPCI board.

For the three-month and nine-month period ended February 28, 1997, net earnings reflect net profit of $32,147 and $66,387 respectively, compared to net profit of $27,340 and net loss of $2,521, for the same periods ended February 29, 1996. Net earnings for the periods above were the result of factors explained in the preceding paragraphs.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire through the year 2010.

At February 28, 1997, the Company's working capital was $941,243 and its current ratio was 4.2:1 compared to $872,224 and a ratio of 4.9.1 as of May 31, 1996. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Items 1 through 6 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended February 28, 1997.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DYNATEM, INC.



March 24, 1997                 By: /s/ EILEEN DESWERT
                                  --------------------------
                               Eileen DeSwert
                               President and Chief
                               Executive Officer


March 24, 1997                 By: /s/ BELEN RAMOS
                                  --------------------------
                               Belen Ramos
                               Chief Financial Officer