Form 10KSB
period 1997-05-31
DYNATEM INC
filed 1997-08-28
CIK 795424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The fiscal year ended May 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16250

                                 DYNATEM, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)


          CALIFORNIA                                            95-3627099
---------------------------------                          --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

23263 MADERO, SUITE C
MISSION VIEJO, CALIFORNIA                                          92691
---------------------------------------                    ---------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number: (714) 855-3235

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                       ----

     The issuer's revenues for its most recent fiscal year were $2,495,320.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $432,232 on August 1, 1997.

     On August 1, 1997, there were 1,418,400 shares of the issuer's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the issuer's Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 10, 1997, are incorporated herein by reference into Part III hereof, to the extent indicated herein.


     Transitional Small Business Disclosure Format   Yes        No  X
                                                         ----      ----

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS.
-------   -----------------------

HISTORY
-------

     Dynatem, Inc. (the "Company" or "Dynatem") was incorporated on May 15, 1981, under the laws of the State of California. It was organized to design, manufacture and market microcomputers and microcomputer-based systems and software for industrial applications such as factory automation, sensor monitoring, process control, robots, data acquisition, networking and displays. The Company commenced manufacturing and marketing operations in May 1981 and has conducted such operations continuously from such date. As part of such operations, the Company was, until October 1984, an authorized dealer of certain products manufactured by Rockwell International Corporation ("Rockwell") which included the "AIM 65," "AIM 65/40" and "RM 65" families of single board microcomputers, peripherals and software. In order to broaden the product line manufactured by the Company and reduce the cost of sales, in October 1984 the Company entered into an agreement with Rockwell pursuant to which the Company received an exclusive United States and Canadian license and a non-exclusive worldwide license elsewhere, with some exclusions, to manufacture the "AIM 65," "AIM 65/40" and "RM 65" families of single board microcomputers, peripherals and software.

     The Company currently designs, manufactures, distributes and markets more than 100 products including microcomputers, microcomputer systems, microcomputer modules, software and peripherals and markets such products and other licensed products individually or as components of a system.

MARKET
------

     The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, and Japan. For the year ended May 31, 1997, export sales accounted for 32% of the Company's net sales.

     For the last two fiscal years the export net sales and the percentage to total net sales were:

YEAR            AMOUNT     % OF TOTAL NET SALES
----            --------   ---------------------
1997            $777,780           32%

1996            $851,538           32%

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

     In the Spring of 1990, Dynatem reached an agreement with OR Industrial Computers GmbH in Germany ("OR"), whereby Dynatem would distribute the OR products in North America. The relationship with OR was terminated in spring of 1997. The Company has since established a similar distributorship relationship with another German VMEbus manufacturer, Microsys Electronics GmbH ("Microsys").

     The products manufactured by Microsys are consistently compatible with the Dynatem line because, like the Dynatem VMEbus products, the Microsys products are 100% CMOS and extremely low in power consumption and well suited to extended temperature range systems.

     The addition of the Microsys line to the Dynatem line should have the effect of augmenting the Dynatem range of products. It also increases the range of hardware to meet virtually every customer's system requirements in connection with the products designed and manufactured here. This is extremely important because customers prefer buying all of the modules in their system from one vendor who takes responsibility for guaranteeing that all modules function well together.

     New offerings from Microsys include a number of "IP Modules", which support a popular "mezzanine bus" used in the VMEbus market. Through the use of these IP modules, customers are able to customize the system I/O by adding piggyback modules on VMEbus carrier boards. Microsys builds both intelligent VMEbus IP carriers as well as IP modules themselves. Other interesting products from Microsys include VMEbus board computers based on such current processors as the 68060 and the QUICC 860, both from Motorola.

     Among the most exciting new product offering is Dynatem's own PC compatible VMEbus module based upon the Pentium processor and using the most current PC compatible components. With this design, the Company is able to produce a very high performance, highly reliable processor module at a very low cost, by leveraging off the economies of scale inherent to components used in desktop PCs. Through part screening, testing and careful design, the same components found in state-of-the-art desktop computers can be used in high-end multiprocessor systems or in rugged environments. With recent software and hardware improvements, these architectures, previously not suitable for use in time-critical multitasking applications, can now support true real-time environments where "deterministic" tasks need to be scheduled to the micro-second.

     SOFTWARE.  The Company offers to its customers software that it has
     --------
developed, and software which the Company purchases from other suppliers. The Company believes that there are alternative sources of supply for such software. Since all of the modules offered are part of highly integrated real-time systems, it is essential that all boards work well together. For this reason, the Company is required to provide drivers for all the boards which enable them to implement any of the standard real-time operating systems. The Company therefore distributes, sells and supports real-time operating systems that have been modified to work with the Dynatem and Microsys products. This is a value-added service which ties the Company more closely to the customer base.

OPERATIONS
----------

     The Company's products are manufactured either at the Company's facility in Mission Viejo, California, or by outside assembly contractors. They are produced from the Company's designs with standard and semi-custom components.

     Most of the devices and components used in the Company's products are available from several sources. Although no assurance can be given as to the future, the Company believes that the loss of one or more of its current suppliers would not have a material adverse effect upon its business.

MARKETING
---------

     The Company's marketing and sales department consists of marketing, sales, customer service, engineering and engineering application support. The Company has in recent years expanded its use of advertising in major trade publications, coupling it with wide distribution of marketing brochures. In addition, the Company participates in over 20 regional trade shows during the year throughout the United States and Canada.

     There are over 200 VMEbus vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with us. Details of unique characteristics of the Company's offerings are more fully described in "Products" above.

     Marketing of the Company and the Company's products is accomplished through direct marketing and telemarketing efforts. Direct marketing efforts are generated by responding to inquiries generated through press releases, trade publications, advertising, current customer lists and other similar leads. Telemarketing is utilized to inform current and potential customers of new products and technical product changes, as well as allow the Company to evaluate the market and customer needs. Implementation of a World Wide Web site has been accomplished over the past six months. It has become an effective means of attracting new customers throughout the world.

RESEARCH AND DEVELOPMENT
------------------------

     The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 1997 and 1996, were $198,477 and $169,121, respectively. In the last fiscal year the Company continued pursuing two exciting product areas. The Pentium Single Board Computer described earlier has been the major development area; traffic control systems is the second. CalTrans has specified the use of the 3U VMEbus into its new generation of traffic controllers named the Model 2070. The Company has taken advantage of its 3U VMEbus experience to develop a Motorola 68360 based Single Board Computer ("SBC") in compliance with the CalTrans specification. It is anticipated that thousands of 2070 controllers will ultimately be implemented and, since there are a limited number of other manufacturer's developing similar SBC's, the Company believes it will receive a portion of this business.

EMPLOYEES
---------

     At present the Company employs 14 people, 9 of whom are working full-time schedules in the sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are very good.

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

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ---------------------------------------------------

     Not applicable
                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------   --------------------------------------------------------

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


                          Fiscal year ended May 31,
                             1997          1996
                         ------------   ------------
                         High    Low    High    Low
                         -----   ----   -----   ----

     First Quarter       13/32    1/4   13/32    1/4
     Second Quarter        3/8   7/32   13/32    1/4
     Third Quarter       11/16   7/32     1/4    1/8
     Fourth Quarter      11/16   7/32     1/4    1/4

     As of August 1, 1997, there were approximately 154 shareholders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------   ---------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     Net sales for the Company's fiscal year ended May 31, 1997, decreased 7% to $2,490,919 over net sales of $2,683,188 in fiscal year 1996. For fiscal year May 31, 1997, net sales of OR products decreased 23% to $1,374,227 over net sales of $1,790,758 for fiscal year 1996. Dynatem manufactured products sales increased 25% to $1,116,692 this fiscal year from $892,430 in fiscal year 1996. Export sales amounted to $777,780 representing 32% of total net sales for the fiscal year ended May 31, 1997. The Company has been notified by OR that as of April 30, 1997, Dynatem will no longer be a distributor of OR products. This could materially affect the net sales of Dynatem in the near future since the ongoing arrangement proposed by OR is that of a representative or finder. The Company has since established a distributor relationship with another German VMEbus manufacturer, Microsys Electronics GmbH.

     Gross profit as a percentage of sales increased from 31% to 37% for this fiscal year due to a lower cost of sales. One factor in this lower cost of sales was a greater strength in the exchange rate of the U.S. Dollar against the DeutschMark, and secondly, the Company realizes higher margins on domestic sales of its own products than sales of OR products.

     The Company's cost of sales totalled $1,569,654, a 16% decline over fiscal year 1996. Taken as a percentage of net sales, cost of sales were 63% and 69% for fiscal years 1997 and 1996, respectively. The decrease is due primarily on the reasons mentioned above, as well as the factors in relation to the Company's product sales mix.

     Selling, general and administrative expenses were $656,986 for fiscal year 1997 compared to $635,338 for fiscal year 1996, a 3% increase. This change is attributable to expenditures incurred in the Company's marketing campaign, including advertising, trade shows and travel. The Company's management will continue to review these types of expenditures to fuel future growth of sales. In this connection, management intends to utilize commissioned sales representatives.

     Research and development costs were $198,477 in fiscal year 1997 in comparison to $169,121 in fiscal year 1996, a 17% increase. The increase is attributable to the development of the new PC compatible VMEbus module based upon the Pentium processor. The Company will continue to expand its employment of in-house design engineers in order to optimize the scheduling and completion of its new products on a more timely basis, as well as to obtain more competitive costs.

      At May 31, 1997, the Company had net operating loss carryforwards of approximately $1,545,308 and $12,780 for federal and state income tax reporting purposes, respectively, which, if not used, will expire through 2006.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As of May 31, 1997, the Company's working capital was $990,295 and its current ratio was 7.9 to 1. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal 1998. The Company may consider additional sources of capital should the need arise.

FUTURE TRENDS
-------------

     As a result of the new relationship established with Microsys, the Company is now promoting these products and expects a significant growth in sales of Microsys products over the next year. It will take an indeterminate period of time, however, before the sales of Microsys will compensate for the loss of sales as a result of the termination of the relationship with OR. There is always the possibility that the Microsys sales will not, at some future period, compensate for such loss of sales.

     The Company's new PC compatible VMEbus module is now being designed into several fairly large programs and it is being well received by the VMEbus market. The key to success with this type of product is to offer strong software support. The Company has put great effort into being a first to the market with error-free versions of several popular realtime operating systems. As the PC Compatible market changes, the Company will attempt to achieve market leadership by offering new products based upon the latest PC compatible technology, in a timely manner.

     The Company is now in the process of using alternative methods of manufacturing, by using outside vendor facilities on several contractual bases.

ITEM 7.   FINANCIAL STATEMENTS.
-------   --------------------



                                     INDEX

Independent Auditors' Report......................................           F-1

Balance Sheet as of May 31, 1997..................................           F-2

Statements of Income For The Years Ended May 31, 1997
 and 1996.........................................................           F-3

Statements of Shareholders' Equity For The Years Ended
 May 31, 1997 and 1996............................................           F-4

Statements of Cash Flows For The Years Ended May 31, 1997
 and 1996.........................................................           F-5

Notes to Financial Statements For The Years Ended
 May 31, 1997 and 1996............................................   F-6 to F-17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Dynatem, Inc.


We have audited the accompanying balance sheet of Dynatem, Inc. (a California corporation) as of May 31, 1997, and the related statements of income, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatem, Inc. as of May 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



                                             CORBIN & WERTZ

Irvine, California
July 18, 1997

                                 DYNATEM, INC.

                                 BALANCE SHEET

                                  May 31, 1997



                            ASSETS

Current assets:
  Cash and cash equivalents                                    $   561,511
  Accounts receivable, less allowance
   for doubtful accounts of $6,825                                 285,412
  Inventories (Note 2)                                             264,700
  Prepaid expenses and other                                        21,386
                                                               -----------

     Total current assets                                        1,133,009

Notes receivable (Note 8)                                           10,886
Property and equipment, net (Notes 1 and 3)                         17,321
Other assets (Note 4)                                               35,406
                                                               -----------

                                                               $ 1,196,622
                                                               ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $    76,807
  Accrued expenses (Note 6)                                         65,907
                                                               -----------

     Total current liabilities                                     142,714
                                                               -----------

Commitments and contingencies (Note 6)

Shareholders' equity (Note 7):
  Common stock, no par value, authorized
   50,000,000 shares; issued and outstanding
   1,418,400 shares                                              2,383,385
  Accumulated deficit                                           (1,329,477)
                                                               -----------

     Total shareholders' equity                                  1,053,908
                                                               -----------
                                                               $ 1,196,622
                                                               ===========

                  The accompanying notes are an integral part
                         of these financial statements

                                 DYNATEM, INC.

                              STATEMENTS OF INCOME

                   For The Years Ended May 31, 1997 and 1996


                                                 1997         1996
                                              ----------   ----------

Net sales                                     $2,490,919   $2,683,188
Cost of sales (Note 6)                         1,569,654    1,858,944
                                              ----------   ----------

     Gross profit                                921,265      824,244
                                              ----------   ----------

Operating expenses:
  Selling, general and administrative
   (Notes 6 and 8)                               656,986      635,338
  Research and development                       198,477      169,121
                                              ----------   ----------

     Total operating expenses                    855,463      804,459
                                              ----------   ----------

     Operating income                             65,802       19,785

Other income, net                                 23,411       16,963
                                              ----------   ----------

Income before provision for income taxes          89,213       36,748

Income taxes (Note 5)                                800          800
                                              ----------   ----------

Net income                                    $   88,413   $   35,948
                                              ==========   ==========

Net income per common share                         $.06         $.03
                                              ==========   ==========

Weighted average number of shares
outstanding (Note 1)                           1,462,894    1,418,400
                                              ==========   ==========

                  The accompanying notes are an integral part
                         of these financial statements

                                 DYNATEM, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                   For The Years Ended May 31, 1997 and 1996




                          Common Stock                                Total
                   ----------------------------     Accumulated   Shareholders'
                      Shares          Amount           Deficit        Equity
                   ------------   -------------     ------------  ------------
Balances at
 June 1, 1995       1,418,400       $2,383,385      $(1,453,838)    $  929,547

Net income                ---              ---           35,948         35,948
                    ---------       ----------      -----------     ----------

Balances at
 May 31, 1996       1,418,400        2,383,385       (1,417,890)       965,495

Net income                ---              ---           88,413         88,413
                    ---------       ----------      -----------     ----------

Balances at
 May 31, 1997       1,418,400       $2,383,385      $(1,329,477)    $1,053,908
                    =========       ==========      ===========     ==========

                  The accompanying notes are an integral part
                         of these financial statements

                                 DYNATEM, INC.

                            STATEMENTS OF CASH FLOWS

                   For The Years Ended May 31, 1997 and 1996


                                                  1997         1996
                                               ----------   ----------

Cash flows from operating activities:
  Net income                                    $ 88,413     $ 35,948
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                 78,460       44,462
    Provision for doubtful accounts               (5,818)      (4,000)
    Gain on sale of property and
     equipment                                      (600)         ---
    Changes in current assets and
     liabilities:
      Accounts receivable                         (4,306)     (26,005)
      Inventories                                  1,599       (7,648)
      Prepaid expenses and other                  (1,406)     (10,181)
      Accounts payable                           (83,885)      32,883
      Accrued expenses                             4,338       14,188
                                                --------     --------

Net cash provided by operating activities         76,795       79,647
                                                --------     --------

Cash flows from investing activities:
  Purchases of property and equipment             (7,099)      (2,387)
  Proceeds from sale of property
   and equipment                                     600          ---
  Note receivable issued to officer               (2,500)         ---
  Collections on note receivable from
   officer                                         2,349        3,250
  Other assets                                   (41,552)     (45,203)
                                                --------     --------

Net cash used in investing activities            (48,202)     (44,340)
                                                --------     --------

Net increase in cash                              28,593       35,307

Cash and cash equivalents, beginning
 of year                                         532,918      497,611
                                                --------     --------

Cash and cash equivalents, end of
 year                                           $561,511     $532,918
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
                                                ========     ========

                  The accompanying notes are an integral part
                         of these financial statements

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   For The Years Ended May 31, 1997 and 1996


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------

General
-------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates also effect the reported amounts of revenues and expenses during the reported period. The Company's significant estimates include allowances for accounts receivable and inventory, as well as warranties on its products.
Actual results could materially differ from these estimates.

Concentrations of Credit Risk
-----------------------------

At May 31, 1997, the Company holds cash with financial institutions in excess of amounts insured by federal agencies.

Two vendors accounted for 53% and 18% of accounts payable at May 31, 1997.

Three customers accounted for 24%, 12%, and 10%, respectively, of accounts receivable at May 31, 1997. There was no one customer whose sales were in excess of 10% of total net sales for the year ended May 31, 1997. Two customers accounted for 25% and 12%, respectively, of net sales for the year ended May 31, 1996, which are included in the net sales of distributed products noted below.

Export sales represented 32% of net sales for each of the years ended May 31, 1997 and 1996.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------

The Company distributes products for an international vendor (the "International Vendor") that is also a competitor. Approximately 55% and 67% of net sales for the years ended May 31, 1997 and 1996, respectively, represented distribution of the International Vendor's products. The International Vendor accounted for 74% and 80% of cost of sales for the years ended May 31, 1997 and 1996, respectively. Effective April 30, 1997, the Company's distributor relationship with this International Vendor was terminated. As a result, the Company is no longer an exclusive North American distributor for this vendor's products.

Risks and Uncertainties
-----------------------

As discussed above, the Company's distributor relationship with the International Vendor was terminated on April 30, 1997. The Company has replaced this vendor with another international vendor (the "Replacement Vendor"). Management believes the Replacement Vendor will mitigate any potential adverse effects which may arise from the termination of the International Vendor relationship. However, there can be no assurances that the Replacement Vendor will in fact effectively replace the sales lost from a discontinuation of the International Vendor relationship, and as a result, the loss of such relationship could have a materially adverse effect on the Company's future operations.

Cash Equivalents
----------------

For the purposes of the statements of cash flows, the Company considers highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories
-----------

Inventories are stated at the lower of cost or market (estimated net realizable value). Cost is determined using the first-in, first-out ("FIFO") method. Such net realizable value is based on forecasts for sales of its products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, and the reserve established for such purpose proves to be inadequate, the value of such products could be less than the amount reflected on the accompanying balance sheet. Management provides an allowance for excess and obsolete inventory which it believes is adequate to cover such uncertainty.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------

Property and Equipment
----------------------

Property and equipment are stated at cost. Major betterments are capitalized while routine repairs and maintenance are charged to expense when incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the remaining term of the leases, if lesser. Useful lives range from three to five years.

Depreciation expense for the years ending May 31, 1997 and 1996 totaled $14,697 and $17,721, respectively.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability approach under Statement of Financial Accounting Standards Statement No. 109 ("SFAS No. 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Warranties
----------

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future costs of warranties are provided at the time of sale.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------

Other Assets
------------

Certain costs incurred subsequent to establishing technological feasibility to produce a finished product, including purchased software and other outside costs (see Note 4), are capitalized. The annual amortization of these costs is computed at the lesser of the straight-line basis over the estimated product life, not to exceed five years, or based on units sold divided by the total estimated units to be sold. The Company capitalized $41,560 and $44,628 for the years ended May 31, 1997 and 1996, respectively. Amortization expense for each of the years ended May 31, 1997 and 1996 was $63,763 and $26,741, respectively.

Revenue Recognition
-------------------

Revenues from product sales are recognized at the time the product is shipped.

Foreign Currency Transactions
-----------------------------

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. Included in cost of sales on the accompanying statements of income are foreign currency gains of $111,838 and $41,094 for the years ending May 31, 1997 and 1996, respectively.

Stock-Based Compensation
------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted the provisions of SFAS 123 which relate to non-employee stock-based compensation, and has elected to account for its stock-based compensation to employees under APB 25.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------

Earnings Per Share
------------------

Earnings per share is computed by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The effect of common stock equivalents are excluded from the calculation if they would be antidilutive.

Common stock equivalents were deemed to be antidilutive for the year ended May 31, 1996 and were thus excluded from the calculation of the weighted average number of shares of common stock and common stock equivalents for such period. All of the options outstanding during the year ended May 31, 1997 (see Note 7) were determined to have a dilutive effect on earnings per share. The options, based on an application of the Treasury Stock method, increased the weighted average number of shares of common stock and common stock equivalents by 44,494 shares for such period.

New Disclosure Standard
-----------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 is primarily a disclosure standard which requires public companies to present basic earnings per share ("EPS") and, if applicable, diluted EPS, instead of primary and fully diluted EPS. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. The effect of adopting SFAS No. 128 has not been determined by management.

NOTE 2 - INVENTORIES
--------------------

A summary of inventories at May 31, 1997 is as follows:

Finished goods                          $ 55,786
Work-in-process                           46,071
Raw materials and component parts        162,843
                                        --------

                                        $264,700
                                        ========

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

A summary of property and equipment at May 31, 1997 is as follows:

Machinery and equipment                                                       $ 396,414
Product tooling                                                                 226,277
Leasehold Improvements                                                            5,000
Furniture and fixtures                                                           44,587
                                                                              ---------
                                                                                672,278

Less: accumulated depreciation and amortization                                (654,957)
                                                                              ---------

                                                                              $  17,321
                                                                              =========

NOTE 4 - OTHER ASSETS
---------------------

A summary of other assets at May 31, 1997 is as follows:

Capitalized software costs                                                    $   5,946
Prepaid inventory (Note 6)                                                       24,304
Deposit                                                                           5,156
                                                                              ---------
                                                                              $  35,406
                                                                              =========

NOTE 5 - INCOME TAXES
---------------------

Income tax expense for the years ended May 31, 1997 and 1996 consists of the following:

                                                                   1997         1996
                                                                ----------    ---------

Current:
  U.S. federal                                                   $     ---    $    ---
  State                                                                800         800
                                                                 ---------    --------

                                                                 $     800    $    800
                                                                 =========    ========

No deferred income tax expense was charged to the accompanying statements of income for the years presented.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 5 - INCOME TAXES, continued
--------------------------------

Income tax expense differs from the amounts computed by applying a U.S. federal income tax rate of 34% to pretax income as a result of the following for the years ended May 31, 1997 and 1996:

                                            1997        1996
                                          ---------   ---------

Computed "expected" tax expense
 at a U.S. federal rate of 34%            $  30,332    $  12,494

Increase (reduction) in income taxes
 resulting from:

  State income taxes, net of federal
   tax benefit                                5,476        2,256

  Change in the valuation allowance
   for deferred tax assets, net of
   effects of expired net operating
   loss carryforwards                       (29,209)     (14,795)

  Other                                      (5,799)         845
                                          ---------    ---------

                                          $     800    $     800
                                          =========    =========


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 1997 are presented below. Deferred tax liabilities at May 31, 1997 are not significant:

Deferred tax assets:

  Accounts receivable, principally due to
   allowance for doubtful accounts                  $  2,739

  Inventories, principally due to additional
   costs inventoried for tax purposes pursuant
   to the Tax Reform Act of 1986 and allowance
   for inventory obsolescence                         41,024

  Compensated absences, principally due to
   accrual for financial reporting purposes            7,376

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 5 - INCOME TAXES, continued
--------------------------------

  State net operating loss carryforwards                   784

  Federal net operating loss carryforwards             525,405

  Research and development credit carryforwards         73,863

  Other                                                  2,611
                                                     ---------

     Total gross deferred tax assets                   653,802

     Less valuation allowance                         (653,802)
                                                     ---------
     Net deferred tax assets                         $     ---
                                                     =========

At May 31, 1997, the Company had net operating loss carryforwards of $1,545,308 and $12,780 for Federal and state tax reporting purposes, respectively, which, if not utilized to offset future taxable income, will expire through 2006.

At May 31, 1997, the Company had available unused research and development credits for income tax purposes of $73,863, which, if not used, will expire through 2010.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

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


                            Years Ending
                               May 31,
                            -------------
                                 1998                     $ 56,461
                                 1999                       58,721
                                 2000                       61,072
                                 2001                       36,442
                                                          --------
                                                          $212,696
                                                          ========

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

Total rental expense for operating leases amounted to approximately $66,359 and $49,900 for the years ended May 31, 1997 and 1996, respectively, of which $32,324 and $24,963 has been classified as a component of cost of sales in the accompanying statement of income.

Royalty and Licensing Agreements
--------------------------------

The Company is a party to a royalty agreement that requires it to pay royalties of 25% of sales of a select hardware product and 50% of sales of a select software product, as defined.

The Company is also a party to another royalty agreement that requires it to pay royalties of 50% of the gross profit earned by the Company on sales of certain hardware products, as defined.

During 1997, the Company entered into two software licensing agreements. The licensed software will be used with various products which the Company manufactures and distributes. One of the agreements provided for a one-time licensing fee which was recorded as an expense in the accompanying statement of income for the year ended May 31, 1997. The other agreement provides for a
fixed fee on each unit of software sold.   Licensing fees in connection with
this license have been recorded to expense in the accompanying statement of income for the year ended May 31, 1997.

Total royalty and licensing expense which is included in selling, general, and administrative expense in the accompanying statements of income for the above noted royalty and licensing agreements amounted to approximately $21,350 and $14,500 for the years ended May 31, 1997 and 1996, respectively.

Purchase Agreement
------------------

In March 1996, the Company entered into an agreement (the "Agreement") with an unrelated product engineering and manufacturing firm (the "Firm") to design a series of products, utilizing the Company's specifications, for sale to its customers. In 1997, the design of these products was completed. Pursuant to the terms of the Agreement, the Company has the exclusive right to sell such products under the Company's name worldwide and it is not obligated to pay any license or royalty fees. This Agreement is for an initial term of one year, is cancelable thereafter by either party with 120 days advance notice, and will renew automatically each year unless otherwise terminated.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 6 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

As of May 31, 1997, the Company had agreed to purchase $138,000 of product from the Firm in connection with the Agreement. As of May 31, 1997, the product had not been delivered. Accordingly, the Company has not recorded a liability in the accompanying balance sheet.

NOTE 7 - SHAREHOLDERS' EQUITY
-----------------------------

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

On January 18, 1997, the Company granted options to purchase 55,000 shares of the Company's common stock to certain officers and one non-employee director of the Company. Such options were fully exercisable at the date of grant and expire on January 17, 2007. The exercise price of such options was $.35 which approximated the fair market value of the Company's stock on the date of grant.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 7 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

A summary of stock option activity follows:


                                 Shares    Option Price
                                 -------   ------------
Outstanding at June 1, 1995      110,000       $.20-.22
   Canceled                          ---            ---
   Expired                           ---            ---
   Granted                           ---            ---
                                 -------       --------

Outstanding at May 31, 1996      110,000       $.20-.22
   Canceled                          ---            ---
   Expired                           ---            ---
   Granted                        55,000            .35
                                 -------       --------

Outstanding at May 31, 1997      165,000       $.20-.35
                                 =======       ========

As of May 31, 1997, all 165,000 options are exercisable.

Pro Forma Stock Option Information
----------------------------------

Pro forma information regarding net income is required by SFAS 123 and is determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model").

The Model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options; changes in the subjective input assumptions can materially affect the fair value estimate.

The fair value of the options granted in 1997 was not significant and thus have no pro forma impact on net income and earnings per share.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1997 and 1996



NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the years ended May 31, 1997 and 1996, the Company paid fees of $7,200 and $3,000, respectively, to a consulting firm principally owned by the Chairman of the Board of Directors of the Company.

The notes receivable are due from an officer, bear interest at the rate of 5% per annum and require monthly installments of principal and interest. The notes are due in May 2000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

     Not Applicable.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------   -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          -------------------------------------------------

     Information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1997 Annual Meeting of Shareholders to be held on October 10, 1997, set forth under the heading "ELECTION OF DIRECTORS".

ITEM 10.  EXECUTIVE COMPENSATION.
--------  ----------------------

     Information concerning executive compensation is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1997 Annual Meeting of Shareholders to be held on October 10, 1997, set forth under the heading "ELECTION OF DIRECTORS - Compensation of Executive Officers".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  --------------------------------------------------- ----------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1997 Annual Meeting of Shareholders to be held on October 10, 1997, set forth under the heading "PRINCIPAL HOLDERS OF VOTING SECURITIES".

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1997 Annual Meeting of Shareholders to be held on October 10, 1997, set forth under the heading "ELECTION OF DIRECTORS - Relationships with Outside Firms".

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


                                         DYNATEM, INC.



August 16, 1997                          By: /s/ Eileen DeSwert
                                             ---------------------------
                                             Eileen DeSwert, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Eileen DeSwert                                       August 16, 1997
     ------------------------------
     Eileen DeSwert,
     President/Principal Executive
     Officer/Director


By:  /s/ Harry Cavanaugh                                      August 16, 1997
     ------------------------------
     Harry Cavanaugh,
     Chairman of the Board/Director


By:  /s/ Belen Ramos                                          August 16, 1997
     ------------------------------
     Belen Ramos,
     Chief Financial Officer


By:  /s/ Robert Anslow                                        August 16, 1997
     ------------------------------
     Robert Anslow,
     Director


By:  /s/ Richard Jackson                                      August 16, 1997
     ------------------------------
     Richard Jackson,
     Director


By:  /s/ Charles Spear                                        August 16, 1997
     -----------------------------
     Charles Spear,
     Director


By:                                                           August __, 1997
     -----------------------------
     Costis Toregas
     Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number
-------
3(a)      Restated Articles of Incorporation of the Company

3(b)      Bylaws of the Company

10        Standard Industrial/Commercial Multi-Tenant Lease-Modified Net dated
          August 22, 1995, between Pacific Highpark Partners, as lessor and the
          Company as lessee(1)

27        Financial Data Schedule

_____________________
(1) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1995.