Form 10QSB
period 1997-08-31
DYNATEM INC
filed 1997-10-15
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1997.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 0-16250


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


            23263 MADERO, SUITE C, MISSION VIEJO, CALIFORNIA 92718
            ------------------------------------------------------
                   (Address of principal executive offices)


                                (714) 855-3235
                           -------------------------
                           Issuer's telephone number

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---


     On August 31, 1997, there were 1,418,400 shares of the issuer's Common Stock outstanding.


     Transitional Small Business Disclosure Format (check one):

          Yes        No   X
             -----      -----

                                 DYNATEM, INC.


                                     INDEX


Part I.   Financial Information

    Item 1.     Financial Statements


                Balance Sheets at August 31, 1997
                  and May 31, 1997                                       1

                Statements of Operations for the Three
                  Months Ended August 31, 1997 and 1996                  2

                Statements of Cash Flows for the Three
                  Months Ended August 31, 1997 and 1996                  3

                Notes to Financial Statements                            4

    Item 2.     Management's Discussion and Analysis or
                  Plan of Operation                                      5



Part II.  Other Information                                              6

                         PART I.  FINANCIAL INFORMATION
                                  ---------------------

ITEM 1. FINANCIAL STATEMENTS
        --------------------


                                 DYNATEM, INC.

                                BALANCE SHEETS

                                              AUGUST 31,       MAY 31,
                                                 1997           1997
                                              ----------    -----------
ASSETS
------

Current assets:
   Cash and cash equivalents                  $  591,919    $   561,511
   Accounts receivable                           161,491        285,412
   Inventories (note 2)                          326,461        264,700
   Prepaid expenses                               13,382         21,386
                                              ----------    -----------

        Total current assets                   1,093,253      1,133,009

Note Receivable                                   10,106         10,886
Property and equipment, net                       21,154         17,321
Other assets                                      49,421         35,406
                                              ----------    -----------
                                              $1,173,934    $ 1,196,622
                                              ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                           $   134,646   $    76,807
   Accrued expenses                                54,805        65,907
                                              -----------   -----------

        Total current liabilities                 189,451       142,714
                                              -----------   -----------

Shareholders' equity:
   Common stock, no par value authorized
   50,000,000 shares; 1,418,400 shares
   issued and outstanding                       2,383,385     2,383,385
   Accumulated deficit                         (1,398,902)   (1,329,477)
                                              -----------   -----------

           Total shareholders' equity             984,483     1,053,908
                                              -----------   -----------

                                              $ 1,173,934   $ 1,196,622
                                              ===========   ===========

                See accompanying notes to financial statements.

                                DYNATEM, INC.

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED AUGUST 31, 1997 AND 1996


                                                      1997         1996
                                                   ----------   ----------
Net Sales                                          $  336,982   $  364,332
Cost of Sales                                         204,156      216,010
                                                   ----------   ----------
          Gross profit                                132,826      148,322
                                                   ----------   ----------

Operating expenses:
   Selling, general and administrative                164,866      153,024
   Research and development                            43,380       37,567
                                                   ----------   ----------

          Total operating expenses                    208,246      190,591
                                                   ----------   ----------

          Operating loss                              (75,420)     (42,269)

Other income, net                                       6,795        3,391
                                                   ----------   ----------

          Loss before income taxes                    (68,625)     (38,878)

Provision for income taxes                                800          800
                                                   ----------   ----------

          Net loss                                 $  (69,425)  $  (39,678)
                                                   ==========   ==========


Loss per share (note 3)                            $     (.05)  $     (.03)
                                                   ==========   ==========
Weighted average common shares outstanding
   (note 3)                                         1,418,400    1,418,400
                                                   ==========   ==========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                   1997              1996
                                                -----------       ----------
Cash flows from operating activities:
   Net loss                                     $   (69,425)      $  (39,678)
   Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
      Depreciation and amortization                   3,146            3,871
      Change in assets and liabilities:
          Decrease in receivables                   123,921          152,456
          (Increase) in inventories                 (61,761)        (104,993)
          Decrease in prepaid expenses                8,004            8,200
          Increase in accounts payable               57,839            9,825
          (Decrease) in accrued expenses            (11,102)         (24,605)
                                                -----------       ----------

                  Total adjustments                 120,047           44,754
                                                -----------       ----------

Net cash provided by operating activities            50,622            5,076
                                                -----------       ----------

Cash flows from investing activities:
   Increase in other assets                         (14,015)         (15,584)
   Purchases of property and equipment               (6,979)          (3,061)
                                                -----------       ----------

Net cash used in financing activities               (20,994)         (18,645)
                                                -----------       ----------

Cash flows from financing activities:
   Repayment of notes receivable                        780              520
                                                -----------       ----------
Net increase (decrease) in cash and cash
   equivalents                                       30,408          (13,049)

Cash and cash equivalents, beginning balance        561,511          532,918
                                                -----------       ----------

Cash and cash equivalents, ending balance       $   591,919       $  519,869
                                                ===========       ==========

Supplemental disclosures of
   cash flow information:
     Cash paid during the quarter for:

     Taxes                                      $       800       $      800
                                                ===========       ==========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the Company's management, the accompanying unaudited statements include all adjustments including only normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of August 31, 1997, and the results of operations and cash flows for the three months ended August 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:

                          August 31, 1997   May 31,1997
                          ---------------   -----------
     Finished Goods           $ 54,953        $ 55,786
     Work-in-process            38,030          46,071
     Raw Materials             233,478         162,843
                              --------        --------

                              $326,461        $264,700
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

(4)  Foreign Currency Transactions
     -----------------------------

     For the three months ended August 31, 1997 and 1996, transactions gains and losses are not material to the financial statements taken as a whole.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Revenue for the first quarter ended August 31, 1997, decreased by 7.5% to $336,982 compared to $364,332 in the same period of the prior fiscal year. The decrease in sales revenue is due in part to the transition of the distribution of or products to a new distributor relationship and the introduction of the new pentium product.

Cost of sales for the three months ended August 31, 1997, was $204,156 or 61% of net sales and compares to $216,010 or 59% of net sales in the same period a year ago. The increase in cost of sales as a percent of net sales was the result of a change in product mix.

Operating expenses for the three months ended August 31, 1997, increased by 8% to $164,866 compared to $153,024 in the same period a year ago. The increase is due to the additional expenditures relating to selling expenses.

Research and development expenses were $43,380 and $37,567 for the three months ended August 31, 1997, and 1996, respectively. The increase in research and development expenses relates to the continued development of new VME products such as the DPCI boards and the D2070 boards. The Company, however, is continuing to utilize outside engineering to expedite product development.

Income tax expense for the three months ended August 31, 1997, and 1996, are not considered material due to the significant net operating loss carryforwards. Significant deferred tax assets of the Company (which have been fully reserved for in the accompanying balance sheets) consist of its net operating loss carryforwards of approximately $1,545,308 and $12,780 for Federal and state tax reporting purposes, respectively, which, if not utilized to offset future taxable income, will expire through 2006.

Net earnings for the three months ended August 31, 1997 and 1996, reflect net losses of $69,425 and $39,678, respectively. The decrease in net earnings was the result of a lower sales revenue and the higher cost of sales during the quarters ended August 31, 1997 and 1996.

The Company continues to believe that the cash flow generated from operations will be sufficient to meet its short-term working capital needs over the next 12 months.

At August 31, 1997, the Company had a current ratio of 5.8:1 compared to a ratio of 7.9:4 at May 31, 1997. The decrease is due to a lower sales revenue and a net loss of $69,425 for the period ending August 31, 1997. The net worth for the Company at August 31, 1997, was $984,483 compared to $1,053,908 at May 31, 1997.

                          PART II.  OTHER INFORMATION
                                    -----------------


                                 NOT APPLICABLE



                                   SIGNATURES
                                   ----------



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            DYNATEM, INC.


                                 /s/ Eileen DeSwert
October 10, 1997            By:  __________________________________
                                 Eileen DeSwert, President and
                                 Chief Executive Officer



                                 /s/ Belen Ramos
October 10, 1997            By:  __________________________________
                                 Belen Ramos, Chief Financial
                                 Officer