Form 10QSB
period 1997-11-30
DYNATEM INC
filed 1998-01-14
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1997.

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


            California                                  95-3627099
   -------------------------------                 --------------------
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

                                Not Applicable
   -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

     On December 31, 1997, there were 1,418,400 shares of the issuer's Common Stock outstanding.

          Transitional Small Business Disclosure Format (check one):

                              Yes  [_]    No  [X]

                                 DYNATEM, INC.


                                     INDEX


Part I.   Financial Information

    Item 1.    Financial Statements

               Balance Sheets at November 30, 1997
                  and May 31, 1997                                   1

               Statements of Operations for the Three
                  Months Ended November 30, 1997
                  and 1996                                           2

               Statements of Operations for the Six
                  Months Ended November 30, 1997
                  and 1996                                           3

               Statements of Cash Flows for the Six
                  Months Ended November 30, 1997
                  and 1996                                           4

               Notes to Financial Statements                         5,6,7


    Item 2.    Management's Discussion and Analysis or
                  Plan of Operation                                  8,9



Part II.  Other Information                                          10

                                 DYNATEM, INC.


                                BALANCE SHEETS


                                                 November 30,         May 31,
                                                    1997               1997
                                                 -----------        ----------

                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents                     $   578,773        $   561,511
   Accounts receivable, less allowance
       for doubtful accounts                         297,670            285,412
   Inventories (note 2)                              434,724            264,700
   Prepaid expenses                                    3,464             21,386
                                                 -----------        -----------

        Total current assets                       1,314,631          1,133,009

Note Receivable                                        9,196             10,886
Plant and equipment, net                              20,913             17,321
Other assets                                          33,827             35,406
                                                 -----------        ------------
                                                 $ 1,378,567        $ 1,196,622
                                                 ===========        ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
   Accounts payable                              $   331,449        $    76,807
   Accrued expenses                                   49,180             65,907
                                                 -----------        -----------

        Total current liabilities                    380,629            142,714
                                                 -----------        -----------

Shareholders' equity:
   Common stock, no par value, authorized
      50,000,000 shares; issued and
      outstanding 1,418,400 shares at
      November 30, 1997 and May 31, 1997           2,383,385          2,383,385
   Accumulated deficit                            (1,385,447)        (1,329,477)
                                                 -----------        -----------

        Total shareholders' equity                   997,938          1,053,908
                                                 -----------        -----------

                                                 $ 1,378,567        $ 1,196,622
                                                 ===========        ===========



                See accompanying notes to financial statements.

                                 DYNATEM, INC.


                            STATEMENTS OF OPERATIONS

                 Three months ended November 30, 1997 and 1996




                                              1997        1996
                                           ----------  ----------

Net Sales                                   $ 488,171   $ 853,304
Cost of Sales                                 258,561     579,387
                                            ---------   ---------
          Gross profit                        229,610     273,917
                                            ---------   ---------

Operating expenses:
   Selling, general and administrative        170,327     168,619
   Research and development                    51,941      37,214
                                            ---------   ---------

          Total operating expenses            222,268     205,833
                                            ---------   ---------

          Operating income                      7,342      68,084

Other income, net                               6,113       5,834
                                            ---------   ---------

          Net income                        $  13,455   $  73,918
                                            =========   =========

Income per share (note 3)                   $     .01   $     .05
                                            =========   =========

Weighted average shares outstanding
   (note 3)                                 1,418,400   1,418,400
                                            =========   =========


                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                            STATEMENTS OF OPERATIONS

                  Six months ended November 30, 1997 and 1996




                                                       1997         1996
                                                    ----------   ----------

Net Sales                                            $ 825,153   $1,217,636
Cost of Sales                                          462,717      795,397
                                                     ---------   ----------
          Gross profit                                 362,436      422,239
                                                     ---------   ----------

Operating expenses:
   Selling, general and administrative                 335,193      321,643
   Research and development                             95,321       74,781
                                                     ---------   ----------

          Total operating expenses                     430,514      396,424
                                                     ---------   ----------

          Operating income (loss)                      (68,078)      25,815

Other income, net                                       12,908        9,225
                                                     ---------   ----------

          Income (loss) before income taxes            (55,170)      35,040

Provision for income taxes                                 800          800
                                                     ---------   ----------

          Net income (loss)                          $ (55,970)  $   34,240
                                                     =========   ==========

Income (loss) per share (note 3)                     $   ( .04)  $      .02
                                                     =========   ==========

Weighted average shares outstanding
   (note 3)                                          1,418,400    1,418,400
                                                     =========   ==========



                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                            STATEMENTS OF CASH FLOWS

                For Six months ended November 30, 1997 and 1996



                                                      1997            1996
                                                  ------------    ------------

Cash flows from operating activities:
   Net income (loss)                               $ (55,970)       $ 34,240
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
      Depreciation and amortization                    5,937           7,855
      Change in assets and liabilities:
        Increase in receivables                      (12,258)        (65,020)
        Increase in inventories                     (170,024)        (49,691)
        Decrease in prepaid expenses                  17,922          16,408
        Increase in accounts payable                 254,642          74,612
        Decrease in accrued expenses                 (16,727)        (12,267)
                                                   ---------        --------

                  Total adjustments                   79,492         (28,103)
                                                   ---------        --------

Net cash provided by operating activities             23,522           6,137
                                                   ---------        --------

Cash flows from investing activities:
  Increase (decrease) in other assets                  1,579          (7,239)
  Purchases of property & equipment                   (9,529)         (7,389)
                                                   ---------        --------

Net cash used in financing activities                 (7,950)        (14,628)
                                                   ---------        --------

Cash flows from financing activities:
  Repayment of notes receivable                        1,690           1,040
                                                   ---------        --------

Net increase (decrease) in cash                       17,262          (7,451)

Cash, beginning balance                              561,511         532,918
                                                   ---------        --------

Cash, ending balance                               $ 578,773        $525,467
                                                   =========        ========

Supplemental disclosures of
 cash flow information:
  Cash paid during the quarter for:
     Taxes                                         $    -           $   -
                                                   =========        ========


                See accompanying notes to financial statements.

                                 DYNATEM, INC.


                         Notes to Financial Statements



(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the Company's management, the accompanying unaudited statements include only normal, recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the three and six months ended November 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:


                          November 30, 1997   May 31, 1997
                          -----------------   ------------

     Finished Goods            $203,978         $ 55,786
     Work-in-process             37,975           46,071
     Raw Materials              192,771          162,843
                               --------         --------

                               $434,724         $264,700
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

                                 DYNATEM, INC.


                         Notes to Financial Statements



(4)  Income Taxes
     ------------

     Income tax expense for the six months ended November 30, 1997 and 1996 are not considered material due to the utilization of net operating loss carryforwards.

     Significant deferred tax assets of the Company consist of the net operating loss carryforwards for federal and state tax purposes of approximately $1,545,308 and $12,780 at November 30, 1997, respectively, which, if not utilized to offset future taxable income, will expire through 2006.


(5)  Foreign Currency Transactions
     -----------------------------

     For the three months and six months ended November 30, 1997 and 1996, transactions gains and losses are not material to the financial statements taken as a whole.


(6)  New Disclosure Standards
     ------------------------

     In February 1997, Statement of Financial Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings per Share" was issued which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128: (a) eliminates the presentation of primary EPS and replaces it with basic EPS, (b) eliminates the modified treasury stock method and the three percent materiality provision and (c) revised the contingent share provision and the supplemental EPS data requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; early implementation is not permitted. The effect of adopting SFAS 128 has not yet been determined by management of the Company.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preferences of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending December 15, 1997. The Company does not expect that the implementation of SFAS 129 will require signification revision

                                 DYNATEM, INC.


     of prior disclosures. The effect of adopting SFAS 129 has not yet been determined by management of the Company.



                         Notes to Financial Statements


     In June 1997, SFAS No. 130 ("SFAS 130"), "Comprehensive Income" was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 130 has not yet been determined by management of the Company.

     In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements. The effect of adopting SFAS 131 has not yet been determined by management of the Company.

  Item 2.  Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

  Revenue for the three months ended November 30, 1997, was $488,171, $365,133 lower than the same period a year ago, a decrease of 43%. For the six months ended November 30, 1997, net sales were $825,153, $392,483 lower than the corresponding period in the previous fiscal year, a decrease of 32%.

  For the three month-period ended November 30, 1997, the termination of the Company's distribution relationship with or Industrial products in April 1997, resulted in a reduction of sales of or distributed products of $629,635 offset by an increase of Dynatem product sales of $264,502 for a net decrease of $365,133. For the six months ended November 30, 1997, the net decrease in total net sales of $392,483 was the result of a loss in or product sales of $749,793 offset by an increase in Dynatem product net sales of $357,310.

  Cost of sales for the three months ended November 30, 1997, was $258,561 or 53% of net sales and compares to $579,387 or 68% of net sales in the same period a year ago. For the six months ended November 30, 1997, cost of sales of $462,717 represented 56% of net sales as compared to $795,397 representing 65% of net sales the same period a year ago. The decrease in the cost of sales as a percentage of net sales of this period versus last year is the result of higher margins from sales of the Company's own manufactured products versus sales of the or distributed products.

  Operating costs for the six-month period ended November 30, 1997, were slightly higher than the corresponding period a year ago. The increase was due for the most part to research and development expenses for the Company's own proprietary products, particularly, the Pentium VMEbus DPCI board and its accompanying transition module and some advertising expenses.

  The three-month and six-month periods ended November 30, 1997, reflect net earnings of $13,455 and net loss of $55,970 respectively, compared to net earnings of $73,918 and $34,240 for the corresponding periods a year ago. The change of net earnings is attributed to lower revenues as mentioned in the preceding paragraph.

  At November 30, 1997, the Company had a current ratio of 3.5:1 compared to 7.9:1 as of May 31, 1997. Management believes its present working capital will be sufficient for the Company's existing operating activities. Management will continue to develop products internally and will consider additional expansion through an acquisition or strategic alliance.

  The increase in inventory is due to the Company's receipt from an outside manufacturer of approximately one hundred four pre-assembled Pentium boards during the months of October and November. The sales of these boards await the completion of our customers' order specifications for final configurations. Accounts Payable rose by approximately $183,000 in accordance with the expansion of stock.

                          PART II.  OTHER INFORMATION
                          ---------------------------


  Item 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

  On October 10, 1997, the Company held its annual meeting of shareholders. In addition to the election of directors, the shareholders approved the appointment of the accounting firm of Corbin & Wertz as its independent auditors for the fiscal year ending May 31, 1998. There were 968,534 votes cast in favor of the appointment and no votes were withheld or voted against such appointment.

  The tabulation of the votes cast for and against each director are set forth opposite their names below.



    Directors            Yes     No
    ---------            ---     --

  Robert Anslow        968,534    0

  Harry Cavanaugh      968,534    0

  Eileen DeSwert       968,534    0

  Richard Jackson      968,534    0

  Costis Toregas       968,534    0

  Charles Spear        968,534    0


                                   SIGNATURES
                                   ----------

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNATEM, INC.


                                           /s/ EILEEN DeSWERT
  January 08, 1998                    By:  _____________________________
                                               Eileen DeSwert
                                               President and Chief
                                               Executive Officer

                                           /s/ BELEN RAMOS
  January 08, 1998                    By:  _____________________________
                                               Belen Ramos
                                               Chief Financial Officer