Form 10QSB
period 1998-02-28
DYNATEM INC
filed 1998-04-13
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1998.

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

           California                                  95-3627099
       ------------------                            --------------
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

                                Not Applicable
    ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

     On March 31, 1998, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes [_]    No [X]

                                 DYNATEM, INC.

                                     INDEX


Part I.   Financial Information


    Item 1.    Financial Statements


               Balance Sheets at February 28, 1998
                 and May 31, 1997                                      1

               Statements of Operations for the Three
                 Months Ended February 28, 1998
                 and February 28, 1997                                 2

               Statements of Operations for the Nine
                 Months Ended February 28, 1998
                 and February 28, 1997                                 3

               Statements of Cash Flows for the Nine
                 Months Ended February 28, 1998
                 and February 28, 1997                                 4

               Notes to Financial Statements                           5,6,7

    Item 2.    Management's Discussion and Analysis or
                 Plan of Operation                                     8,9


Part II.  Other Information                                            10

                                 DYNATEM, INC.

                                BALANCE SHEETS


                                                  February 28,     May 31,
                                                      1998          1997
                                                  ------------   ----------

ASSETS
------

Current assets:
   Cash                                            $   544,964   $   561,511
   Accounts receivable, net                            301,984       285,412
   Inventories (note 2)                                410,272       264,700
   Prepaid expenses                                     24,811        21,386
                                                   -----------   -----------

           Total current assets                      1,282,031     1,133,009

Note Receivable                                          8,546        10,886
Plant and equipment, net                                19,055        17,321
Other assets                                            24,294        35,406
                                                   -----------   -----------
                                                   $ 1,333,926   $ 1,196,622
                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                                $   145,088   $    76,807
   Accrued expenses                                     57,498        65,907
                                                   -----------   -----------

           Total current liabilities                   202,586       142,714
                                                   -----------   -----------

Shareholders' equity:
   Common stock, no par value, authorized
    50,000,000 shares; issued and outstanding
    1,418,400 shares                                 2,383,385     2,383,385
   Accumulated deficit                              (1,252,045)   (1,329,477)
                                                   -----------   -----------

           Total shareholders' equity                1,131,340     1,053,908
                                                   -----------   -----------

                                                   $ 1,333,926   $ 1,196,622
                                                   ===========   ===========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.


                            STATEMENTS OF OPERATIONS

                 Three months ended February 28, 1998 and 1997


                                                  1998         1997
                                               ----------   ----------

Net Sales                                      $  478,739   $  770,880
Cost of Sales                                     269,775      514,539
                                               ----------   ----------
             Gross profit                         208,964      256,341
                                               ----------   ----------

Operating expenses:
      Selling, general and administrative         139,732      194,807
      Research and development                     44,565       38,116
                                               ----------   ----------

             Total operating expenses             184,297      232,923
                                               ----------   ----------

             Operating income                      24,667       23,418

Other income, net                                 108,735        8,729
                                               ----------   ----------

             Net income                        $  133,402   $   32,147
                                               ==========   ==========

Earnings per share (note 3)                    $      .09   $      .02
                                               ==========   ==========

Weighted average shares outstanding
      (note 3)                                  1,418,400    1,418,400
                                               ==========   ==========


                See accompanying notes to financial statements

                                 DYNATEM, INC.


                           STATEMENTS OF OPERATIONS

                  Nine months ended February 28, 1998 and 1997


                                                        1998         1997
                                                     ----------   ----------

Net Sales                                            $1,303,892   $1,988,516
Cost of Sales                                           732,492    1,309,936
                                                     ----------   ----------
             Gross profit                               571,400      678,580
                                                     ----------   ----------

Operating expenses:
      Selling, general and administrative               474,925      516,450
      Research and development                          139,886      112,897
                                                     ----------   ----------

             Total operating expenses                   614,811      629,347
                                                     ----------   ----------
             Operating income (loss)                    (43,411)      49,233

Other income, net                                       121,643       17,954
                                                     ----------   ----------

             Net income (loss) before taxes              78,232       67,187

Provision for income taxes                                  800          800
                                                     ----------   ----------

             Net income (loss)                       $   77,432   $   66,387
                                                     ==========   ==========

Income (loss) per share (note 3)                     $      .05   $      .05
                                                     ==========   ==========

Weighted average shares outstanding
      (note 3)                                        1,418,400    1,418,400
                                                     ==========   ==========


                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                            STATEMENTS OF CASH FLOWS

                For Nine months ended February 28, 1998 and 1997



                                                       1998           1997
                                                   ------------   ------------

Cash flows from operating activities:
      Net income                                     $  77,432      $ 66,387
      Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                   9,085        11,541
         Change in assets and liabilities:
             (Increase) in receivables                 (16,572)      (24,308)
             (Increase) in inventories                (145,572)      (33,769)
             (Increase) in prepaid expenses             (3,425)       (4,319)
             Increase in accounts payable               68,281        84,809
             Decrease in accrued expenses               (8,409)      (13,706)
                                                     ---------      --------

                  Total adjustments                    (96,612)       20,248
                                                     ---------      --------

Net cash provided by (used in)
      operating activities                             (19,180)       86,635
                                                     ---------      --------

Cash flows from investing activities:
      Increase (decrease) in other assets               11,112          (870)
      Purchases of property & equipment                (10,819)       (7,099)
                                                     ---------      --------

Net cash used in investing activities                      293        (7,969)
                                                     ---------      --------

Cash flows from financing activities:
      Repayment of notes receivable                      2,340          (940)
                                                     ---------      --------

Net increase (decrease) in cash                        (16,547)       77,726

Cash, beginning balance                                561,511       532,918
                                                     ---------      --------

Cash, ending balance                                 $ 544,964      $610,644
                                                     =========      ========

Supplemental disclosures of
   cash flow information:
        Cash paid during the nine months for:

        Taxes                                        $     800      $    800
                                                     =========      ========


                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         Notes to Financial Statements

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of February 28, 1998 and the results of operations and cash flows for the three and nine months ended February 28, 1998 and February 28, 1997, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:

                          February 28, 1998   May 31, 1997
                          -----------------   ------------

     Finished Goods                $167,995       $ 55,786
     Work-in-process                 33,262         46,071
     Raw Materials                  209,015        162,843
                                   --------       --------

                                   $410,272       $264,700
                                   ========       ========

(3)  Income Per Share
     ----------------

     Income per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants is not included in the computation of net income per share because the effect would not impact per share information or would be antidilutive.

(4)  Foreign Currency transactions
     -----------------------------

     For the three-month and nine-month periods ended February 28, 1998 and 1997, transaction gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.

                         Notes to Financial Statements

(5)  Income taxes
     ------------

     Income tax expense for the three-month and nine-month periods ended February 28, 1998 and 1997 are not considered material due to the utilization of net operating loss carryforwards.

     Significant deferred tax assets of the Company consist of the net operating loss carryforwards for the federal and state tax purposes of approximately $1,545,000 and $12,780 at May 31, 1997, respectively, which, if not utilized to offset future taxable income, will expire through 2006.

(6)  New Disclosure Standards
     ------------------------

     In February 1997, Statement of Financial Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings per Share" was issued which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128: (a) eliminates the presentation of primary EPS and replaces it with basic EPS, (b) eliminates the modified treasury stock method and the three percent materiality provision and (c) revised the contingent share provision and the financial statements issued for periods ending after December 15, 1997; early implementation is not permitted. The Company does not expect that the implementation of SFAS 128 will require significant revision of prior disclosures.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about liquidation preferences of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending December 15, 1997. The Company does not expect that the implementation of SFAS 129 will require significant revision of prior disclosures.

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

                                 DYNATEM, INC.

                         Notes to Financial Statements

     that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements.

     In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Net sales for the three months ended February 28, 1998, decreased 37.9% to $478,739 over net sales of $770,880 in the same period a year ago. The termination of the Company's distribution relationship with or Industrial Computers in April 1997, resulted in a reduction of sales of or distributed products of $314,268 offset by an increase of Dynatem product sales of $22,127, for a net decrease of $292,141. For the nine months ended February 28, 1998, net sales were $1,303,892, $684,624 lower than the corresponding period in the previous fiscal year, for a decrease of 34.4%. The net decrease in total net sales was the result of a loss in or product sales of $1,068,008 offset by an increase in Dynatem product net sales of $383,384.

Cost of sales for the three months ended February 28, 1998, was $269,775 or 56.3% of net sales and compares to $514,539 or 66.8% of net sales in the same period a year ago. For the nine months ended February 28, 1998, cost of sales of $732,492 represented 56.2% of net sales and compares to $1,309,936 representing 65.9% of net sales for the same period a year ago. The three-month and nine-month decrease of cost of sales as a percentage of net sales is the result of lower cost of sales of the Dynatem products that earn higher margins as compared to the or distributed products.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 1998, were $139,732 and $474,925, a 28.3% and 8.0%
lower cost than the corresponding periods a year ago. The decrease was the result of the cost reduction program initiated primarily in the area of selling, advertising and administrative expenses of the Company.

Research and development expenses for three-month and nine-month periods ended February 28, 1998, were $44,565 and $139,886 as compared to $38,116 and $112,897 the same period a year ago. As a percentage of net sales these amounts represent 9.3% and 10.7%, respectively. The Company continued to expand the use of internal design engineers to optimize its ability to schedule the completion of its products on a more timely basis and to obtain more competitive costs consistent with its cost reduction program.

For the three months ended February 28, 1998, the Company has received and recognized miscellaneous income of $101,000 from or Industrial Computers which relates to previous services provided by the Company to or in 1997.

For the three-month and nine-month period ended February 28, 1998, net earnings reflect net profits of $133,402 and $77,432 respectively, compared to net profits of $32,147 and $66,387, for the same periods ended February 28, 1997. Net earnings for the periods above were the result of factors explained in the preceding paragraphs.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire through the year 2006.

At February 28, 1998, the Company's working capital was $1,079,445 and its current ratio was 6.3:1 compared to $990,295 and a ratio of 7.9.1 as of May 31, 1997. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Items 1 through 6 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended February 28, 1998.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DYNATEM, INC.



March 23, 1998                         By: /s/ Eileen DeSwert
                                           --------------------------------
                                           Eileen DeSwert
                                           President and Chief
                                           Executive Officer


March 23, 1998                         By: /s/ Belen Ramos
                                           --------------------------------
                                           Belen Ramos
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
(27)      Financial Data Schedule