Form 10KSB40
period 1998-05-31
DYNATEM INC
filed 1998-08-24
CIK 795424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended May 31, 1998

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-16250

                                 DYNATEM, INC.
                 (Name of small business issuer in its charter)

             California                             95-3627099
    -------------------------------              ----------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

23263 Madero, Suite C
Mission Viejo, California                             92691
---------------------------------------          ---------------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (949) 855-3235

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

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The issuer's revenues for its most recent fiscal year were $1,685,512.


   The aggregate market value of voting stock held by nonaffiliates of the registrant was $382,003 on August 1, 1998.


   On August 1, 1998, there were 1,418,400 shares of the issuer's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the issuer's Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 7, 1998, are incorporated herein by reference into Part III hereof, to the extent indicated herein.


Transitional Small Business Disclosure Format  Yes [_]  No [X]

                                     PART I
                                     ------

Item 1. Description of Business.
------- ------------------------

History
-------

Dynatem, Inc. (the "Company" or "Dynatem") was incorporated on May 15, 1981, under the laws of the State of California. It was organized to design, manufacture and market microcomputers and microcomputer-based systems and software for industrial applications such as factory automation, sensor monitoring, process control, robots, data acquisition, networking and displays. The Company commenced manufacturing and marketing operations in May 1981 and has conducted such operations continuously from such date. As part of such operations, the Company was, until October 1984, an authorized dealer of certain modular board level computer products manufactured by Rockwell International corporation. In October 1984 the Company entered into an agreement with Rockwell pursuant to which the Company was licensed to manufacture these products.

In 1987, the Company began concentrating its design efforts to develop a range of products compatible with the VMEbus. In order to further expand the product offering, Dynatem entered in Agreements to resell the VMEbus products of other vendors, complimentary to the Company's products. This allowed the Company to more easily integrate complete embedded systems. In 1996, the Company began concentrating most of its design effort in the development of VMEbus systems based on the x86 family of processors. The Company was able to combine the broad range of relatively inexpensive components and software found in desktop PC compatible systems, with the high performance, flexibility and stability of the VMEbus. To accompany the new x86 hardware, it has been equally important for the Company to develop software drivers that could enable popular Desktop operating systems to operate across the VMEbus. In fact, the ability to run Windows NT in VMEbus systems has been their major appeal. In this way, embedded system designers can combine user friendly Windows NT, with its huge range of software applications, on the same backplane with dedicated high-speed real-time operating systems.

A new area of design effort has been the development of expansion cards compatible with the PMC (PCI Mezzanine Card) standard. This enables adding functionality to VMEbus x86 processor boards by expansion via the local PCI bus. The Company currently designs, manufactures, distributes and markets more than 100 products including microcomputers, microcomputer systems, microcomputer modules, software and peripherals and markets such products and other licensed products individually or as components of a system.

Market
------

The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, and Japan. For the year ended May 31, 1998, export sales accounted for 38% of the Company's net sales.

For the last two fiscal years the export net sales and the percentage to total net sales were:

        Year     Amount      % of Total Net Sales
        ----     --------    ---------------------------
        1998     $639,797            38%
        1997     $770,780            32%

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


   VME.  The Company's principal product group is based on the VMEbus
   ---
   specification. These products are used as embedded controllers for telecommunications, industrial controls, robotics, aerospace, and a wide variety of military applications. In 1996, the Company established a distributor relationship with a German VMEbus manufacturer, Microsys Electronics GmbH ("Microsys"). Although, to date, sales of Microsys products have been nominal, management believes that the addition of the Microsys line to the Dynatem line should have the effect of augmenting the Dynatem range of products.

   Among the most exciting new product offering is Dynatem's own PC compatible VMEbus module based upon Intel's Pentium II processor and using the most current PC compatible components. This new product is offered both in commercial and rugged, extended temperature range versions. Combined with the Pentium based PC compatible processor module introduced during the past year, the Company is able to offer a broader range of high performance, highly reliable processor modules at a relatively low cost, by leveraging off the economies of scale inherent to components used in desktop PCs. Through part screening, testing and careful design, the same components found in state-of-the-art desktop computers can be used in high-end multiprocessor systems or in rugged environments. With recent software and hardware improvements, these architectures, previously not suitable for use in time-critical multitasking applications, can now support true real-time environments where "deterministic" tasks need to be scheduled to the micro-second.

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

Operations
----------

A majority of the Company's products are manufactured by outside assembly contractors. They are produced from the Company's designs with standard and semi-custom components.

Most of the devices and components used in the Company's products are available from several sources. Although no assurance can be given as to the future, the Company believes that the loss of one or more of its current suppliers would not have a material adverse effect upon its business.

Marketing
---------

The Company's marketing and sales department consists of marketing, sales, customer service, engineering and engineering application support. The Company has in recent years expanded its use of advertising in major trade publications, coupling it with wide distribution of marketing brochures. In addition, the Company participates in regional trade shows during the year throughout the United States and Canada.

There are over 200 VMEbus vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with the Company. Details of unique characteristics of the Company's offerings are more fully described in "Products" above.

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

Research and Development
------------------------

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 1998 and 1997, were $185,185 and $198,477, respectively. In the last fiscal year the Company continued pursuing two exciting product areas. The Company has expanded its line of Pentium based VMEbus products by adding a second product which supports a low-powered module with a Pentium II. This product offers state-of-the-art performance while still occupying only one VMEbus slot; this is a very marketable feature. This module can also be designed into rugged applications unlike the Company's first Pentium based VMEbus computer board. The Company has taken advantage of its 3U VMEbus experience to develop a Motorola 68360 based Single Board Computer ("SBC") as an inexpensive Ethernet controller that has already been designed into some potentially high volume programs.

Employees
---------

At present the Company employs 14 people, 9 of whom are working full-time schedules in the sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are very good.

Competition
-----------

Competition within the industry is based primarily upon product line breadth, product performance, price and customer service. The Company competes with over 200 manufacturers of VMEbus products in North America and Europe. One advantage the Company believes it has is its ability to offer a "one-stop-shop" approach which provides full support normally not provided by the Company's competitors. As part of this approach, the Company provides high quality products, pricing that is competitive, and technical support which includes, when needed, customization, special products and/or writing of special software programs. In addition, the Company provides customers with most products required for specific applications including, but not limited to, special power supplies, special enclosures, cables and other requisite hardware. This approach is not customary with larger competitors who would normally limit themselves to sales of standard products. However, most of these manufacturers have certain other competitive advantages over the Company, including greater financial and technological resources, earlier access to customers, established client service programs and client loyalty.

Item 2. Description of Property.
------- ------------------------

The Company's executive offices and manufacturing plant are located in an approximately 6,357 square foot facility in Mission Viejo, California. The facility is leased from an unaffiliated party for a term expiring in January, 2001, and is currently adequate to meet the Company's needs.

Item 3. Legal Proceedings.
------- ------------------

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

Not applicable

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
------- ---------------------------------------------------------

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

                      Fiscal Years Ended May 31,
                          1998         1997
                     ----------------------------
                      High    Low     High   Low
                     ----------------------------
 First Quarter       15/16    7/32   13/32    1/4
 Second Quarter      15/16    7/32     3/8   7/32
 Third Quarter       15/16     1/2   11/16   7/32
 Fourth Quarter      15/16   17/32   11/16   7/32

As of August 1, 1998, there were approximately 149 shareholders of record of the Company's Common Stock.

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

Item 6. Management's Discussion and Analysis or Plan of Operation.
------- ----------------------------------------------------------

Results of Operations
---------------------

Net sales for the Company's fiscal year ended May 31, 1998 were lower than the prior fiscal year due to the termination of its distributorship of the OR Industrial ("OR") products produced in Germany. The Company's net sales of $1,685,512 for the fiscal year ended May 31, 1998 were 32% lower than the $2,490,919 recorded for the fiscal year ended May 31, 1997. Of the $805,407 net sales difference, the OR products accounted for a reduction of $1,149,231 offset by an increase in the net sales of Dynatem and related products of $343,824. Export sales amounted to $639,797 representing 38% of the total net sales for the fiscal year ended May 31, 1998.

Gross profit as a percentage of net sales increased from 37% in fiscal 1997 to 43% for the fiscal year ended May 31, 1998, reflecting the emphasis on Dynatem product sales which contribute higher margins as well as lower cost of sales.

The Company's cost of sales totaled $965,928, a 38% decline over fiscal year 1997. Taken as a percentage of net sales, cost of sales were 57% and 63% for fiscal years 1998 and 1997, respectively. The decrease is due primarily to the reason mentioned above including the relation of product mix.

Selling, General and Administration expenses were $602,171 for fiscal year 1998 compared to $656,986 for fiscal year 1997, an 8% decrease. This decrease is due primarily to a cost reduction program in the administration area of 16%. Selling expense increased to $217,321 for fiscal year 1998 compared to $199,890 for fiscal year 1997, a 9% increase due to higher advertising expenses.

Research and development costs were $185,185 in fiscal 1998 in comparison to $198,477 in fiscal 1997, a 7% decrease.

At May 31, 1998, the Company had Federal net operating loss carryforwards of $1,483,200 which, if not used will expire through 2006.

During fiscal 1998, the Company received $102,000 as part of a settlement agreement with OR as consideration for OR's premature cancellation of a master distribution agreement.

Financial Condition
-------------------

As of May 31, 1998, inventories totaled $420,585, a 59% increase as compared to inventories at May 31, 1997. The increase is attributable to the Company's shift in product mix to higher priced boards, which represent a significant percentage of year end inventory. The increase also results from the Company's cessation of its sale of OR products (wherein such products were not inventoried) and increase in the sale of its own products (wherein such products are inventoried).

Liquidity and Capital Resources
-------------------------------

As of May 31, 1998, the Company's working capital was $1,077,988 and its current ratio was 8 to 1. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal 1999. The Company may consider additional sources of capital should the need arise.

Future Trends
-------------

The Company's new PC compatible VMEbus module is now being designed into several fairly large programs and it is being well received by the VMEbus market. The key to success with this type of product is to offer strong software support. The Company has put great effort into being first to the market with error-free versions of several popular real-time operating systems. As the PC compatible market changes, the Company will attempt to achieve market leadership by offering new products based upon the latest PC compatible technology, in a timely manner.

The Company is now in the process of using alternative methods of manufacturing, by using outside vendor facilities on several contractual bases.

Item 7. Financial Statements.
------- ---------------------


                                     INDEX


Independent Auditors' Report                                         F-1

Balance Sheet as of May 31, 1998                                     F-2

Statements of Income For The Years Ended May 31, 1998 and 1997       F-3

Statements of Shareholders' Equity For The Years Ended
 May 31, 1998 and 1997                                               F-4

Statements of Cash Flows For The Years Ended May 31, 1998 and 1997   F-5

Notes to Financial Statements For The Years Ended  May 31, 1998
 and 1997                                                            F-6 to F-15

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Dynatem, Inc.



We have audited the accompanying balance sheet of Dynatem, Inc. (the "Company") as of May 31, 1998, and the related statements of income, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



                                    CORBIN & WERTZ



Irvine, California
July 20, 1998

                                 DYNATEM, INC.

                                 BALANCE SHEET

                                 May 31, 1998

                                    ASSETS

Current assets:
  Cash and cash equivalents                                      $   600,525
  Accounts receivable, net of allowance for doubtful
   accounts of $9,825                                                192,125
  Inventories                                                        420,585
  Prepaid expenses and other                                          17,330
                                                                 -----------

     Total current assets                                          1,230,565

Note receivable                                                        7,766

Property and equipment, net                                           16,132

Other assets                                                          15,533
                                                                 -----------

                                                                 $ 1,269,996
                                                                 ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $   112,065
  Accrued expenses                                                    40,512
                                                                 -----------

     Total current liabilities                                       152,577
                                                                 -----------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value, 50,000,000 shares authorized;
   1,418,400 shares issued and outstanding                         2,383,385
  Accumulated deficit                                             (1,265,966)
                                                                 -----------

     Total shareholders' equity                                    1,117,419
                                                                 -----------

                                                                 $ 1,269,996
                                                                 ===========

              See accompanying notes to the financial statements

                                 DYNATEM, INC.

                             STATEMENTS OF INCOME

                   For the Years Ended May 31, 1998 and 1997

                                              1998          1997
                                           ----------    ----------
Net sales                                  $1,685,512    $2,490,919

Cost of sales                                 965,928     1,569,654
                                           ----------    ----------

     Gross profit                             719,584       921,265
                                           ----------    ----------

Operating expenses:
  Selling, general and administrative         602,171       656,986
  Research and development                    185,185       198,477
                                           ----------    ----------

     Total operating expenses                 787,356       855,463
                                           ----------    ----------

     Operating income (loss)                  (67,772)       65,802
                                           ----------    ----------

Other income:
  Interest income                              30,083        23,411
  Settlement income                           102,000             -
                                           ----------    ----------

  Total other income                          132,083        23,411
                                           ----------    ----------

Income before provision for taxes              64,311        89,213

Provision for taxes                               800           800
                                           ----------    ----------

Net income                                 $   63,511    $   88,413
                                           ==========    ==========

Basic earnings per share                   $      .04    $      .06
                                           ==========    ==========


              See accompanying notes to the financial statements

                                 DYNATEM, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                   For the Years Ended May 31, 1998 and 1997



                                     Common Stock                          Total
                                ----------------------   Accumulated    Shareholders'
                                  Shares      Amount       Deficit         Equity
                                ----------  ----------  -------------  ---------------

Balances at June 1, 1996         1,418,400  $2,383,385  $  (1,417,890) $       965,495

Net income                               -           -         88,413           88,413
                                ----------  ----------  -------------  ---------------

Balances at May 31, 1997         1,418,400   2,383,385     (1,329,477)       1,053,908

Net income                               -           -         63,511           63,511
                                ----------  ----------  -------------  ---------------

Balances at May 31, 1998         1,418,400  $2,383,385  $  (1,265,966) $     1,117,419
                                ==========  ==========  =============  ===============


              See accompanying notes to the financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

                   For the Years Ended May 31, 1998 and 1997

                                                            1998         1997
                                                         ----------   ----------
Cash provided by operating activities:
  Net income                                              $  63,511    $ 88,413
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for doubtful accounts                            3,000      (5,818)
   Depreciation and amortization                             48,633      78,460
   Changes in current assets and liabilities:
     Accounts receivable                                     87,064      (4,306)
     Inventories                                           (155,885)      1,599
     Prepaid expenses and other                               7,279      (1,406)
     Accounts payable                                        35,258     (83,885)
     Accrued expenses                                       (25,395)      4,338
                                                          ---------    --------
  Net cash provided by operating activities                  63,465      77,395
                                                          ---------    --------

Cash flows used in investing activities:
  Purchases of property and equipment                       (10,820)     (7,099)
  Net (increase) decrease in note receivable                  3,120        (151)
  Increase in other assets                                  (16,751)    (41,552)
                                                          ---------    --------
  Net cash used in investing activities                     (24,451)    (48,802)
                                                          ---------    --------

Net increase in cash and cash equivalents                    39,014      28,593

Cash and cash equivalents, beginning of year                561,511     532,918
                                                          ---------    --------
Cash and cash equivalents, end of year                    $ 600,525    $561,511
                                                          =========    ========

Supplemental disclosures of cash flow information -
  Cash paid during the year for:

    Interest                                              $       -    $      -
                                                          =========    ========
    Income taxes                                          $     800    $    800
                                                          =========    ========

              See accompanying notes to the financial statements

                                 DYNATEM, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

                   For the Years Ended May 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------

Organization and Nature of Operations
-------------------------------------

Dynatem, Inc. (the "Company") was incorporated in the state of California in May 1981. The Company designs, manufactures, distributes and markets modular single board microcomputers and microcomputer-based systems and software. These systems are used for industrial applications, including factory automation, process control, robotics, data acquisition and networking.

Concentrations of Credit Risks
------------------------------

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. During fiscal 1998, the Company had cash balances in various financial institutions that exceeded the FDIC limit.

The Company sells products to customers throughout the United States and in several foreign countries. The Company performs periodic credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. Although the Company expects to collect amounts due, actual collections may differ.

During fiscal 1998, the Company received a significant portion of its business from one customer. During fiscal 1998, sales to this customer totaled 12% of net sales. At May 31, 1998, there were no amounts due from this customer. At May 31, 1998, two other customers accounted for 27% and 10% of accounts receivable, respectively. During fiscal 1997, there was no one customer whose sales were in excess of 10% of total net sales. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 1998 and 1997, export sales represented 38% and 32% of net sales, respectively.

During fiscal 1998, the Company purchased a significant portion of its product from two suppliers. During fiscal 1998, purchases from these suppliers totaled 30% and 13% of total cost of sales, respectively. At May 31, 1998, amounts due to these suppliers totaled 19% and 32% of accounts payable, respectively. At May 31, 1998, another supplier accounted for 13% of accounts payable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected.

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

During fiscal 1997, the Company distributed products for an international vendor (the "International Vendor"). Distribution of the International Vendor's products represented 55% of fiscal 1997 net sales. During fiscal 1997, the Company purchased a significant portion of its product from the International Vendor. During fiscal 1997, purchases from the International Vendor totaled 66% of total cost of sales. During fiscal 1997, the Company's distributor relationship with the International Vendor was terminated (see Note 9).

Risks and Uncertainties
-----------------------

As discussed above, the Company's distributor relationship with the International Vendor was terminated on April 30, 1997. The Company has not effectively replaced this vendor with another international vendor. Management intends to mitigate any potential adverse effects which may arise from the termination of the International Vendor relationship through an increase in the sales of its own products, which have historically produced higher margins. However, there can be no assurances that the Company will in fact effectively replace the sales lost, which have not been offset by the increased margins from the Company's products, from a discontinuation of the International Vendor relationship. As a result, the loss of such relationship could have a materially adverse effect on the Company's future operations.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on accounts receivable, provisions for slow moving and obsolete inventories and estimates for current and deferred taxes. Actual results could materially differ from those estimates.

Cash Equivalents
----------------

Cash equivalents consist of highly liquid investments (Certificates of Deposits) with maturities of 90 days or less when purchased. At May 31, 1998, cash equivalent balances totaled $407,277.

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Inventories
-----------

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out method. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At May 31, 1998, management believes that inventories are carried at their net realizable value.

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

The Company's management assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At May 31, 1998, the Company's management believes there is no impairment of property and equipment.


Other Assets
------------


Certain costs incurred subsequent to establishing technological feasibility to produce a finished product, including purchased software and other outside costs, are capitalized (see Note 4). The annual amortization of these costs is computed at the lesser of the straight-line basis over the estimated product life, not to exceed five years, or based on units sold divided by the total estimated units to be sold.

Warranties
----------

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future costs of warranties are provided at the time of sale.

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Revenue Recognition
-------------------

Revenues from product sales are recognized at the time the product is shipped.

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Advertising
-----------

Advertising costs are expensed as incurred.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Foreign Currency Transactions
-----------------------------

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. During fiscal 1998 and 1997, the Company had foreign currency gains of $2,184 and $111,838, respectively.

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Stock-Based Compensation
------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 5).


Earnings Per Share
------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128 ("SFAS 128"), "Earnings per Share." SFAS 128 is primarily a disclosure standard which requires public companies to present basic earnings per share ("EPS") and, if applicable, diluted EPS.

Basic EPS is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares of common stock outstanding for fiscal 1998
and 1997 totaled 1,418,400.   Diluted EPS is computed by dividing net income for
the year by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The weighted average number of shares of common stock and common stock equivalents outstanding for fiscal 1998 and 1997 totaled 1,510,363 and 1,462,894, respectively. At May 31, 1998, common stock equivalents consist of stock options (see Note 5). Diluted EPS for fiscal 1998 and 1997 was equal to basic EPS for such periods.


NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following at May 31, 1998:


          Raw materials and component parts       $153,375
          Work-in-process                           71,251
          Finished goods                           195,959
                                                  --------

                                                  $420,585
                                                  ========

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at May 31, 1998:


          Machinery and equipment                          $ 393,914
          Product tooling                                    228,127
          Furniture and fixtures                              53,892
                                                           ---------
                                                             675,933

          Accumulated depreciation                          (659,801)
                                                           ---------

                                                           $  16,132
                                                           =========

During fiscal 1998 and 1997, depreciation expense totaled $12,009 and $14,697, respectively.

NOTE 4 - OTHER ASSETS
---------------------

Other assets consist of the following at May 31, 1998:
          Capitalized software and prepaid inventory       $   9,625
          Deposits                                             5,908
                                                           ---------
                                                           $  15,533
                                                           =========

During fiscal 1998 and 1997, amortization expense on capitalized software totaled $36,624 and $63,763, respectively.


NOTE 5 - SHAREHOLDERS' EQUITY
-----------------------------

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

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 5 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

Options to purchase an aggregate of 110,000 shares of the Company's common stock were granted pursuant to the Plan to the Company's four outside directors and to certain officers of the Company on October 15, 1993. Such options were fully exercisable at the date of grant and expire on various dates through October 15, 2003. The exercise price of such options ranges from $0.20 to $0.22, which exceeded the fair market value per share of the Company's common stock on the date of grant.

On January 18, 1997, the Company granted options to purchase 55,000 shares of the Company's common stock to certain officers and one outside director of the Company. Such options were fully exercisable at the date of grant and expire on January 17, 2007. The exercise price of such options was $0.35, which approximated the fair market value of the Company's common stock on the date of grant.

On March 13, 1998, the Company granted options to purchase 10,000 shares of the Company's common stock to an outside director of the Company. Such options were fully exercisable at the date of grant and expire on March 31, 2008. The exercise price of such options was $0.53, which approximated the fair market value of the Company's common stock on the date of grant.

A summary of stock option activity follows:


Outstanding at June 1, 1996                      110,000   $0.20-$0.22
       Granted                                    55,000   $0.35
                                                 -------

Outstanding at May 31, 1997                      165,000   $0.20-$0.35
      Granted                                     10,000      $0.53
                                                 -------

Outstanding at May 31, 1998                      175,000   $0.20-$0.53
                                                 =======

At May 31, 1998, all 175,000 options are exercisable.


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

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 5 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

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

The fair value of the options granted in fiscal 1998 and 1997 were not significant and thus have no pro forma impact on net income and earnings per share.


NOTE 6 - INCOME TAXES
---------------------

During fiscal 1998 and 1997, the provision for taxes consists of the following:

                      Federal           State         Total
                      -------           ------        -----
Current               $     -             $800         $800
Deferred                    -                -            -
                      -------             ----         ----
                      $     -             $800         $800
                      =======             ====         ====


During fiscal 1998 and 1997, the provision for taxes totaled $800 and differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:


                                                            1998        1997
                                                          --------    --------

Computed "expected" tax expense                           $ 21,866    $ 30,332

Reduction in income taxes resulting from:
   Change in the beginning-of-the-year balance of
     the valuation allowance for deferred tax assets
     allocated to income tax expense                       (10,200)    (29,209)

   State income taxes and other                            (10,866)       (323)
                                                          --------    --------

                                                          $    800    $    800
                                                          ========    ========

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 6 - INCOME TAXES, continued
--------------------------------


At May 31, 1998, the significant components of the Company's deferred tax assets are as follows:


   Net operating loss carryforwards                  $ 504,000
   Research and development credit carryforwards       122,000
   Inventory reserve and uniform capitalization         27,000
   Compensated absences                                  5,000
   Other                                                 6,000
                                                     ---------

                                                       664,000

   Valuation allowance                                (664,000)
                                                     ---------


                                                     $       -
                                                     =========

At May 31, 1998, the Company had Federal net operating loss carryforwards of $1,483,200, which, if not utilized to offset future taxable income, will expire in various years through 2006.


At May 31, 1998, the Company had unused research and development credits of $122,400, which, if not used, will expire in various years through 2010.


NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

During fiscal 1998 and 1997, the Company paid fees of $4,400 and $7,200, respectively, to a consulting firm principally owned by the Company's Chairman of the Board.

Note receivable consists of amounts due from an officer, which bear interest at the rate of 5% per annum and require monthly installments of principal and interest. The note matures in May 2000.


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

In December 1995, the Company entered into a non-cancelable operating lease for its corporate and manufacturing facility. In addition to monthly lease payments for the facility, the Company is required to pay utilities and certain insurance and maintenance costs. The lease provides for annual rental increases and a five-year renewal option based on certain terms and conditions. The lease expires in fiscal 2001.

                                 DYNATEM, INC.

                   For the Years Ended May 31, 1998 and 1997


NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

Future annual minimum lease payments under this lease are as follows:

 Years Ending
    May 31,
---------------
      1999                                  $ 58,721
      2000                                    61,072
      2001                                    36,442
                                            --------

                                            $156,235
                                            ========

During fiscal 1998 and 1997, the Company incurred $67,029 and $64,648, respectively, related to this lease, of which $33,607 and $32,324 has been classified as a component of cost of sales in the accompanying statements of income.


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

During 1997, the Company entered into two software licensing agreements. The licensed software will be used with various products which the Company manufactures and distributes. One of the agreements provides for a one-time licensing fee and the other agreement provides for a fixed fee on each unit of software sold.

During fiscal 1998 and 1997, total royalty and licensing expense for the royalty and licensing agreements mentioned herein totaled $10,975 and $21,350, respectively.


NOTE 9 - SETTLEMENT INCOME
--------------------------

During fiscal 1998, the Company received $102,000 as part of a settlement agreement with the International Vendor as consideration for such vendor's premature cancellation of a master distribution agreement.

Item 8.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure.
         -----------------------------------

Not Applicable.

                                    PART III
                                    --------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

Information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1998 Annual Meeting of Shareholders to be held on October 7, 1998, set forth under the heading "ELECTION OF DIRECTORS".

Item 10.  Executive Compensation.
--------  -----------------------

Information concerning executive compensation is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1998 Annual Meeting of Shareholders to be held on October 7, 1998, set forth under the heading "ELECTION OF DIRECTORS -Compensation of Executive Officers".

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1998 Annual Meeting of Shareholders to be held on October 7, 1998, set forth under the heading "PRINCIPAL HOLDERS OF VOTING SECURITIES".

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1998 Annual Meeting of Shareholders to be held on October 7, 1998, set forth under the heading "ELECTION OF DIRECTORS - Relationships with Outside Firms".

Item 13.  Exhibits and Reports on Form 8-K.
--------  ---------------------------------

(a)  Exhibits.

     Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as part of this Report.


(b)  Reports on Form 8-K.


     The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended May 31, 1998.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DYNATEM, INC.



August  19, 1998            By:  /s/ Eileen Deswert
                                 --------------------------
                                 Eileen DeSwert, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Eileen DeSwert               August 19, 1998
         ------------------------------
         Eileen DeSwert
         President/Principal Executive
         Officer/Director


By:      /s/ Harry Cavanaugh              August 19, 1998
         ------------------------------
         Harry Cavanaugh
         Chairman of the Board/Director

By:      /s/ Belen Ramos                  August 19, 1998
         ------------------------------
         Belen Ramos
         Chief Financial Officer

By:      /s/ Robert Anslow                August 19, 1998
         ------------------------------
         Robert Anslow
         Director

By:      /s/ Richard Jackson              August 19, 1998
         ------------------------------
         Richard Jackson
         Director

By:      /s/ Charles Spear                August 19, 1998
         ------------------------------
         Charles Spear
         Director

By:      ________________________         August __, 1998
         Costis Toregas
         Director

By:      /s/ H. Richard Anderson          August 19, 1998
         ------------------------------
         H. Richard Anderson
         Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number
-------


3(a)    Restated Articles of Incorporation of the Company (1)


3(b)    Bylaws of the Company (2)


10 Standard Industrial/Commercial Multi-Tenant Lease- Modified Net dated August 22, 1995, between Pacific Highpark Partners, as lessor and the Company as lessee (3)




______________________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.


(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.


(3) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1995.