Form 10QSB
period 1998-08-31
DYNATEM INC
filed 1998-10-15
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1998.

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-16250
                        ------------------------------

                                 DYNATEM, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

         California                                    95-3627099
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

23263 Madero, Suite C, Mission Viejo, California         92718
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number   (949) 855-3235

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     On August 31, 1998, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes [_]  No [X]

                                 DYNATEM, INC.

                                     INDEX


Part I.   Financial Information

    Item 1.    Financial Statements

               Balance Sheets at August 31, 1998 and May 31, 1998            1

               Statements of Operations for the Three Months Ended
                 August 31, 1998 and 1997                                    2

               Statements of Cash Flows for the Three Months Ended
                 August 31, 1998 and 1997                                    3

               Notes to Financial Statements                                 4

    Item 2.    Management's Discussion and Analysis -
                 Results of Operations                                       5,6

Part II.  Other Information                                                  7

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1. Financial Statements
        --------------------

                                 DYNATEM, INC.

                                BALANCE SHEETS

                                                 August 31,     May 31,
                                                    1998         1998
                                                -----------   -----------

ASSETS
------

Current assets:
   Cash and cash equivalents                    $   585,389   $   600,525
   Accounts receivable, net                         209,108       192,125
   Inventories (note 2)                             389,205       420,585
   Prepaid expenses                                  14,990        17,330
                                                -----------   -----------

           Total current assets                   1,198,692     1,230,565

Note Receivable                                       7,246         7,766
Property and equipment, net                          15,386        16,132
Other assets                                         48,551        15,533
                                                -----------   -----------
                                                $ 1,269,875   $ 1,269,996
                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                             $   144,724   $   112,065
   Accrued expenses                                  47,158        40,512
                                                -----------   -----------

           Total current liabilities                191,882       152,577
                                                -----------   -----------

Shareholders' equity:
   Common stock, no par value authorized
    50,000,000 shares; 1,418,400 shares
    issued and outstanding                        2,383,385     2,383,385
   Accumulated deficit                           (1,305,392)   (1,265,966)
                                                -----------   -----------

           Total shareholders' equity             1,077,993     1,117,419
                                                -----------   -----------

                                                $ 1,269,875   $ 1,269,996
                                                ===========   ===========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                  Three months ended August 31, 1998 and 1997

                                                  1998         1997
                                                ---------    ---------

Net Sales                                       $ 325,421    $ 336,982
Cost of Sales                                     188,298      204,156
                                                ---------    ---------
             Gross profit                         137,123      132,826
                                                ---------    ---------

Operating expenses:
      Selling, general and administrative         135,002      164,866
      Research and development                     46,510       43,380
                                                ---------    ---------

             Total operating expenses             181,512      208,246
                                                ---------    ---------

             Operating loss                       (44,389)     (75,420)

Other income, net                                   4,963        6,795
                                                ---------    ---------

Loss before income taxes                          (39,426)     (68,625)

Provision for income taxes                              -          800
                                                ---------    ---------
Net loss                                        $ (39,426)   $ (69,425)
                                                =========    =========

Loss per share (note 3)                         $    (.03)   $    (.05)
                                                =========    =========
Weighted average common shares outstanding
      (note 3)                                  1,418,400    1,418,400
                                                =========    =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                            STATEMENTS OF CASH FLOWS

                  Three months ended August 31, 1998 and 1997

                                                       1998         1997
                                                     --------     --------
Cash flows from operating activities:
      Net loss                                       $(39,426)    $(69,425)
      Adjustments to reconcile net
       loss to net cash provided by
        operating activities:
         Depreciation and amortization                  2,321        3,146
         Change in assets and liabilities:
            Accounts receivables                      (16,983)     123,921
            Inventories                                31,380      (61,761)
            Prepaid expenses                            2,340        8,004
            Accounts payable                           32,659       57,839
            Accrued expenses                            6,646      (11,102)
                                                     --------     --------
                  Total adjustments                    58,363      120,047
                                                     --------     --------
Net cash provided by operating activities              18,937       50,622
                                                     --------     --------
Cash flows from investing activities:
      Increase in other assets                        (33,018)     (14,015)
      Purchases of property and equipment              (1,575)      (6,979)
                                                     --------     --------
Net cash used in financing activities                 (34,593)     (20,994)
                                                     --------     --------
Cash flows from financing activities:
      Repayment of notes receivable                       520          780
                                                     --------     --------
Net increase (decrease) in cash and cash
      equivalents                                     (15,136)      30,408
Cash and cash equivalents, beginning balance          600,525      561,511
                                                     --------     --------
Cash and cash equivalents, ending balance            $585,389     $591,919
                                                     ========     ========
Supplemental disclosures of
   cash flow information:
        Cash paid during the quarter for:

        Taxes                                        $     --     $    800
                                                     ========     ========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.
                                 -------------

                         Notes to Financial Statements

(1)     Interim Accounting Policy
        -------------------------

        In the opinion of the Company's management, the accompanying unaudited statements include all adjustments including only normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of August 31, 1998, and the results of operations and cash flows for the three months ended August 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)     Inventories
        -----------

        A summary of inventories follows:

                             August 31, 1998  May 31, 1998
                             ---------------  ------------

        Finished Goods              $176,467      $195,959
        Work-in-process               50,868        71,251
        Raw Materials                161,870       153,375
                                    --------      --------

                                    $389,205      $420,585
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

(4)     Foreign Currency Transactions
        -----------------------------

        For the three months ended August 31, 1998 and 1997, transactions gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.


Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Revenue for the first quarter ended August 31, 1998, decreased by 3% to $325,421 compared to $336,982 in the same period of the prior fiscal year. The marketing of the new PC compatible to the VMEbus module has been delayed due to the slow process of design-ins by various customers.

Cost of sales for the three months ended August 31, 1998, was $188,298 or 58% of net sales and compares to $204,156 or 61% of net sales in the same period a year ago. The decrease in cost of sales as a percent of net sales was the result of a lower cost of sales of the Dynatem product which generates higher margins.

Operating expenses for the three months ended August 31, 1998, decreased by 18% to $135,002 compared to $164,866 in the same period a year ago. The decrease is due to the reduced advertising and promotional expenses for this quarter.

Research and development expenses were $46,510 and $43,380 for the three months ended August 31, 1998, and 1997, respectively. Research and development expenses relate to the continued development of new VME products such as the DPCI boards and the D2070 boards. The Company, however, is continuing to utilize outside engineering to expedite product development.

Income tax expense for the three months ended August 31, 1998, and   1997, are
not considered material due to losses incurred during such periods. Significant deferred tax assets of the Company which have been fully reserved, consist of its net operating loss carryforwards of approximately $1,520,000 for Federal tax reporting purposes, which, if not utilized to offset future taxable income, will expire through 2006.

The results of operations for the three months ended August 31, 1998 and 1997, reflect net losses of $39,426 and $69,425, respectively. The decrease in net earnings was the result of a lower sales revenue during the quarters ended August 31, 1998 and 1997.

The Company continues to believe that the cash flow generated from operations plus existing working capital reserves will be sufficient to meet its short-term working capital needs over the next 12 months.

                                 DYNATEM, INC.


The Company has initiated a program to evaluate the impact of the "Year 2000" situation on its operations. This program is a three-phase process which will include the following:

   1.) Communication with all customers who have received a product, either software or hardware, which may or may not be compliant with Year 2000. Subsequently, based on the amount and extent of the corrections needed, the Company will evaluate the impact such corrections will have on the Company.

   2.) The Company is now in the process of advising its vendors to report on their compliance or non-compliance with the Year 2000 requirements. Subsequently, based on their responses, the Company will evaluate the impact any necessary action will have on the Company.

   3.) The Company is currently evaluating its own telecommunication, financial accounting and administrative systems that require compliance to Year 2000. While the Company knows that certain aspects of these systems are not compliant with the Year 2000 requirements, the materiality of the conversion of these systems to compliance with Year 2000 cannot be determined at this time.

At August 31, 1998, the Company had a current ratio of 6.2:1 compared to a ratio of 8.1:1 at May 31, 1998. The decrease is due to a lower sales revenue and a net loss of $39,678 for the period ending August 31, 1998. The net worth for the Company at August 31, 1998, was $1,077,993 compared to $1,117,419 at May 31, 1998.

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



                            DYNATEM, INC.



October 09, 1998            By:  /s/ EILEEN DESWERT
                                 ----------------------------------
                                 Eileen DeSwert, President and
                                 Chief Executive Officer



October 09, 1998            By:  /s/ BELEN RAMOS
                                 ----------------------------------
                                 Belen Ramos, Chief Financial
                                 Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number
--------------

(27)         Financial Data Schedule