Form 10QSB
period 1998-11-30
DYNATEM INC
filed 1999-01-14
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998.

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


                                (949) 855-3235
                          ---------------------------
                          (Issuer's telephone number)

                                Not Applicable
    ----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     On December 31, 1998, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

               Yes      No   X
                   ---     ----

                                 DYNATEM, INC.

                                     INDEX


Part I.   Financial Information

    Item 1.    Financial Statements
               Balance Sheets at November 30, 1998
                 and May 31, 1998                            1

               Statements of Operations for the Three
                 Months Ended November 30, 1998
                 and 1997                                    2

               Statements of Operations for the Six
                 Months Ended November 30, 1998
                 and 1997                                    3

               Statements of Cash Flows for the Six
                 Months Ended November 30, 1998
                 and 1997                                    4

               Notes to Financial Statement                  5,6


    Item 2.    Management's Discussion and Analysis or
                 Plan of Operation                           7,8


Part II.  Other Information                                  9,10


                                 DYNATEM, INC.

                                BALANCE SHEETS


                                              NOVEMBER 30,   MAY 31,
                                                 1998         1998
                                              ------------   ----------
ASSETS
------

Current assets:
   Cash and cash equivalents                  $  514,825   $  600,525
   Accounts receivable, net of allowance
      for doubtful accounts of $12,825
      and $9,825                                 215,884      192,125
   Inventories                                   383,675      420,585
   Prepaid expenses and other                      8,762       17,330
                                              ----------   ----------

           Total current assets                1,123,146    1,230,565

Note Receivable                                    6,856        7,766
Property and equipment, net                       25,972       16,132
Other assets                                      40,919       15,533
                                              ----------   ----------

                                              $1,196,893   $1,269,996
                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:
   Accounts payable                           $   102,195    $   112,065
   Accrued expenses                                59,526         40,512
                                              -----------    -----------

           Total current liabilities              161,721        152,577
                                              -----------    -----------

Shareholders' equity:
   Common stock, no par value, 50,000,000
      shares authorized; 1,418,400 shares
      issued and outstanding                    2,383,385      2,383,385
   Accumulated deficit                         (1,348,213)    (1,265,966)
                                              -----------    -----------

           Total shareholders' equity           1,035,172      1,117,419
                                              -----------    -----------

                                              $ 1,196,893    $ 1,269,996
                                              ===========    ===========


                See accompanying notes to financial statements.

                                 DYNATEM, INC.



                            STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1997


                                                        1998        1997
                                                    ----------   ----------

Net Sales                                           $  368,031   $  488,171
Cost of Sales                                          206,176      258,561
                                                    ----------   ----------
             Gross profit                              161,855      229,610
                                                    ----------   ----------

Operating expenses:
      Selling, general and administrative              162,526      170,327
      Research and development                          48,436       51,941
                                                    ----------   ----------

             Total operating expenses                  210,962      222,268
                                                    ----------   ----------

             Operating income (loss)                (   49,107)       7,342

Other income, net                                        7,087        6,113
                                                    ----------   ----------

             Net income (loss) before taxes         (   42,020)      13,455

Provision for income taxes                                 800            -
                                                    ----------   ----------

            Net income (loss)                      ($   42,820)  $   13,455
                                                   ===========   ==========

Income (loss) per share                            ($      .03)  $      .01
                                                   ===========   ==========

Weighted average shares outstanding                  1,418,400    1,418,400
                                                   ===========   ==========




                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                           STATEMENTS OF OPERATIONS

                  SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997


                                                        1998        1997
                                                    ----------   -----------

Net Sales                                           $  693,451    $  825,153
Cost of Sales                                          394,476       462,717
                                                    ----------    ----------
             Gross profit                              298,975       362,436
                                                    ----------    ----------

Operating expenses:
      Selling, general and administrative              297,526       335,193
      Research and development                          94,946        95,321
                                                    ----------    ----------

             Total operating expenses                  392,472       430,514
                                                    ----------    ----------

             Operating loss                        (    93,497)  (    68,078)

Other income, net                                       12,050        12,908
                                                    ----------    ----------

             Loss before income taxes              (    81,447)  (    55,170)

Provision for income taxes                                 800           800
                                                    ----------    ----------

             Net loss                              ($   82,247)  ($   55,970)
                                                    ==========    ==========

Loss per share                                     ($      .06)  ($      .04)
                                                    ==========    ==========

Weighted average shares outstanding
                                                     1,418,400     1,418,400
                                                    ==========    ==========




                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                            STATEMENTS OF CASH FLOWS

                FOR SIX MONTHS ENDED NOVEMBER 30, 1998 AND 1997

                                                                1998                  1997
                                                             ----------           ----------
Cash flows from operating activities:
      Net loss                                               ($  82,247)          ($  55,970)
      Adjustments to reconcile net loss
       to net cash provided by (used in)
        operating activities:
                    Depreciation and amortization                 4,478                5,937
         Changes in operating assets and
          liabilities:
             Accounts receivables                               (23,759)             (12,258)
             Inventories                                         36,910             (170,024)
             Prepaid expenses                                     8,568               17,922
             Accounts payable                                   ( 9,870)             254,642
             Accrued expenses                                    19,014             ( 16,727)
                                                              ---------            ---------

                  Total adjustments                              35,341               79,492
                                                              ---------            ---------

Net cash provided by (used in) operating
       activities                                               (46,906)              23,522
                                                              ---------            ---------
Cash flows from investing activities:
      Other assets                                              (25,386)               1,579
      Purchases of property & equipment                         (14,318)              (9,529)
                                                              ---------            ---------
Net cash used in investing activities                           (39,704)              (7,950)
                                                              ---------            ---------
Cash flows from financing activities:
      Repayment of notes receivable                                 910                1,690
                                                              ---------            ---------
Net increase (decrease) in cash and
      cash equivalents                                          (85,700)              17,262

Cash and cash equivalents, beginning balance                    600,525              561,511
                                                              ---------            ---------

Cash and cash equivalents, ending balance                     $ 514,825            $ 578,773
                                                              =========            =========
Supplemental disclosures of
   cash flow information:
        Cash paid during the period for:

        Taxes                                                 $     800            $      -
                                                              =========            =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.


                         NOTES TO FINANCIAL STATEMENTS


(1)   Interim Accounting Policy
      -------------------------

      In the opinion of the Company's management, the accompanying unaudited statements include only normal, recurring adjustments necessary for a fair presentation of the Company's financial position and the results of operations and cash flows for the three and six months ended November 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)    Inventories
       -----------

       A summary of inventories follows:

                            November 30, 1998              May 31, 1998
                            -----------------              ------------
       Finished Goods           $164,643                     $153,375
       Work-in-process            41,830                       71,251
       Raw Materials             177,202                      195,959
                                --------                     --------

                                $383,675                     $420,585
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

                                 DYNATEM, INC.


                         NOTES TO FINANCIAL STATEMENTS



(4)    Income Taxes
       ------------

       Income tax expense for the six months ended November 30, 1998 and 1996 are not considered material due to the utilization of net operating loss carryforwards.

       Significant deferred tax assets of the Company consist of the net operating loss carryforwards for federal purposes of approximately $1,565,400 at November 30, 1998, which, if not utilized to offset future taxable income, will expire through 2005.


(5)    Foreign Currency Transactions
       -----------------------------

       For the three months and six months ended November 30, 1998 and 1997,transactions gains and losses are not material to the financial statements taken as a whole.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------


Revenue for the three months ended November 30, 1998, decreased by 25% to $368,031 compared to $488,171 in the same period of the prior year. For the six months ended November 30, 1998, net sales decreased by 16% to $693,451 compared to $825,153 of the same period a year ago.

For the three-month and six-month period ended November 30, 1998, the net decrease in total net sales of $120,140 and $131,702 respectively, is due to the phase out of distributed products in favor of our own designs which represents potentially increased margins and growth in the future.

Cost of sales for the three months ended November 30, 1998, was $206,176 or 56% of net sales and compares to $258,561 or 53% of net sales in the same period a year ago. The increase is due to a change in the mix of product sales for the quarter. For the six months ended November 30, 1998, cost of sales of $394,476 represented 57% of net sales as compared to $462,717 representing 56% of net sales the same period a year ago.

Operating expenses for the six-month period ended November 30, 1998, decreased by 9% to $392,472 compared to $430,514 in the same period of the prior year. The decrease is due primarily to reduced advertising and promotional expenses as part of the Company's ongoing cost cutting program initiated by management.

The three-month and six-month periods ended November 30, 1998, reflect net losses of $42,820 and $82,247, respectively, compared to net income of $13,455 and net loss of $55,970 for the corresponding periods a year ago. The change of net income is attributed to lower revenues as mentioned in the preceding paragraph.

The Company has initiated a program to evaluate the impact of the "Year 2000" situation on its operations. This program has developed into a four-phase process which includes the following procedures:

   1.) The Company has established communication with all customers who have received a product, either software or hardware, which may or may not be compliant with the Year 2000. This communication has been exhibited in the form of a webpage identified as www.dynatem.com/y2k_issues.html. Those customers who are concerned with our own compliance have been referred to this page. As of this date, there has been no significant concern expressed by our customers.

   2.) The Company has advised its vendors to report on the progress of their compliance with Year 2000 requirement. Currently, the Company is in the process of receiving responses from its vendors and evaluating the impact it may have to the Company. So far, the responses we have received demonstrate general confidence by these vendors that they will be prepared for the Y2K requirement.

   3.) The primary focus of Dynatem's VMEbus product line is embedded computer hardware. The Company has made an effort to determine which software being used by Dynatem customers might have problems related to Y2K compliance. The operating systems employed by our CPU modules are supplied by a number of software vendors and in this regard, we refer our customers to the web sites of these vendors. These web sites define potential Y2K problem areas, advise if and how the various versions of their software products deal with them, and suggest ways of modifying the application code to best avoid potential problems. In some cases, software patches are offered, and in other cases upgrading to a newer revision is strongly recommended. So far, to date, there has been no significant concern expressed by our customers.

   4.) The Company is now in the process of initiating a computer upgrade program for the Company's financial accounting and administrative systems in order to better accommodate revised network software which will be compliant with Year 2000 standards. The accounting department has already begun an investigation into various financial system upgrades and expects to have a decision on the implementation of this system by the end of the current fiscal year.

At November 30, 1998, the Company had a current ratio of 6.9:1 compared to 8.1:1 as of May 31, 1998. The Company continues to believe that its present working capital will be sufficient for the Company's existing operating activities. The Company will continue to develop products internally and will consider additional expansion through an acquisition or strategic alliance.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Items 1 through 3 and 5 have been omitted because there is nothing material to report and there has been no report on Form 8-k during the quarter ended November 30, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On October 7, 1998, the Company held its annual meeting of shareholders and took the following actions:


ELECTION OF DIRECTORS

The following persons were duly elected to the Company's Board of Directors. The tabulation of the votes cast for and against each director are set forth opposite their names below.

      DIRECTORS          YES       NO
      ---------          ---       ---

Robert Anslow            945,427   3,000

Harry Cavanaugh          945,427   3,000

Eileen DeSwert           945,427   3,000

Richard Jackson          945,427   3,000

Costis Toregas           945,427   3,000

Charles Spear            945,427   3,000

H. Richard Anderson      945,427   3,000


APPROVAL OF 1998 STOCK OPTION PLAN

The shareholders duly approved the Company's 1998 Stock Option Plan (the "Plan") which authorizes the grant of options by the Board of 200,000 shares of the Company's common stock to employees and directors of, and consultants to, the Company. The Plan was approved by 933,727 votes and 14,700 votes either abstained or voted against the approval of the Plan.


AMENDMENT OF THE BYLAWS

In connection with the qualification of the Plan by the California Department of Corporations, it was required that the Bylaws of the Company be amended to provide that directors of the Company may be removed with or without cause as provided in the California Corporations Code (the "Amendment"). The Amendment was approved by 933,727 votes and 14,700 votes either abstained or voted against approval of the Amendment.

APPOINTMENT OF AUDITORS

The shareholders approved the appointment of the accounting firm of Corbin & Wertz as its independent auditors for the fiscal year ending May 31, 1999. Such appointment was approved by 947,227 votes and 1,200 votes either abstained or voted against approval of the appointment.


ITEM 6(A).  EXHIBITS
            --------

See attached Exhibit Index.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DYNATEM, INC.



January 08, 1999                   By:  /s/ EILEEN DeSWERT
                                            -----------------------------
                                            Eileen DeSwert
                                            President and Chief
                                            Executive Officer



January 08, 1999                   By:  /s/ BELEN RAMOS
                                            -----------------------------
                                            Belen Ramos
                                            Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number
--------------

3(a)      Restated Articles of Incorporation of the Company(1)

3(b)      Amended and Restated Bylaws of the Company

10        The Company's 1998 Stock Option Plan(2)

27        Financial Data Schedule

_________________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement filed September 17, 1998.