Form 10QSB
period 1999-02-28
DYNATEM INC
filed 1999-04-12
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999.

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

        CALIFORNIA                                95-3627099
-------------------------------             ---------------------
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

                                Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ___
         On March 31, 1999, there were 1,418,400 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                  Yes ____ No X
                             ----

                                 DYNATEM, INC.


                                     INDEX



Part I.   Financial Information


    Item 1.    Financial Statements


               Balance Sheets at February 28, 1999
                   and May 31, 1998                                      1

               Statements of Operations for the Three
                   Months Ended February 28, 1999
                   and February 28, 1998                                 2

               Statements of Operations for the Nine
                   Months Ended February 28, 1999
                   and February 28, 1998                                 3

               Statements of Cash Flows for the Nine
                   Months Ended February 28, 1999
                   and February 28, 1998                                 4

               Notes to Financial Statements                             5, 6


    Item 2.    Management's Discussion and Analysis or
                   Plan of Operation                                     7, 8



Part II.  Other Information                                              9

                                 DYNATEM, INC.



                                BALANCE SHEETS

                                                                       February 28,                May 31,
                                                                           1999                     1998
                                                                       -----------               -----------
ASSETS
------

Current assets:
   Cash                                                                 $  617,380                 $  600,525
   Accounts receivable, net of allowance
            for doubtful accounts of $14,325                               143,844                    192,125
   Inventories                                                             288,809                    420,585
   Prepaid expenses                                                         19,836                     17,330
                                                                        ----------                 ----------
                 Total current assets                                    1,069,869                  1,230,565

Note receivable                                                              6,076                      7,766
Plant and equipment, net                                                    27,052                     16,132
Other assets                                                                24,737                     15,533
                                                                        ----------                 ----------

                                                                        $1,127,734                 $1,269,996
                                                                        ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
   Accounts payable                                                     $  130,534                 $  112,065
   Accrued expenses                                                         55,754                     40,512
                                                                        ----------                 ----------

                 Total current liabilities                                 186,288                    152,577
                                                                        ----------                 ----------

Shareholders' equity:
   Common stock, no par value, 50,000,000 shares
            authorized; 1,418,400 shares issued
            and outstanding                                              2,383,385                  2,383,385
   Accumulated deficit                                                  (1,441,939)                (1,265,966)
                                                                        ----------                 ----------

           Total shareholders' equity                                      941,446                  1,117,419
                                                                        ----------                 ----------

                                                                        $1,127,734                 $1,269,996
                                                                        ==========                 ==========

                See accompanying notes to financial statements.

                                  DYNATEM, INC.



                           STATEMENTS OF OPERATIONS

                 Three months ended February 28, 1999 and 1998

                                                                                          1999                      1998
                                                                                       ----------                ----------
Net sales                                                                              $  368,105                $  478,739
Cost of sales                                                                             270,722                   269,775
                                                                                       ----------                ----------
                   Gross profit                                                            97,383                   208,964
                                                                                       ----------                ----------

Operating expenses:
            Selling, general and administrative                                           141,542                   139,732
            Research and development                                                       55,686                    44,565
                                                                                       ----------                ----------
                   Total operating expenses                                               197,228                   184,297
                                                                                       ----------                ----------
                   Operating income (loss)                                            (    99,845)                   24,667
Other income, net                                                                           6,119                   108,735
                                                                                       ----------                ----------
                   Net income (loss)                                                  (    93,726)               $  133,402
                                                                                       ==========                ==========
Earnings (loss) per share                                                             ($      .07)               $      .09
                                                                                       ==========                ==========

Weighted average shares outstanding                                                     1,418,400                 1,418,400
                                                                                       ==========                ==========

                See accompanying notes to financial statements

                                  DYNATEM, INC.


                           STATEMENTS OF OPERATIONS

                 Nine months ended February 28, 1999 and 1998

                                                                        1999                      1998
                                                                     ----------                ----------
Net sales                                                            $1,061,556                $1,303,892
Cost of sales                                                           665,198                   732,492
                                                                     ----------                ----------

                   Gross profit                                         396,358                   571,400
                                                                     ----------                ----------

Operating expenses:
            Selling, general and administrative                         439,068                   474,925
            Research and development                                    150,632                   139,886
                                                                     ----------                ----------

                   Total operating expenses                             589,700                   614,811
                                                                     ----------                ----------
                   Operating loss                                   (   193,342)               (   43,411)

Other income, net                                                        18,169                   121,643
                                                                     ----------                ----------

                   Net income (loss) before taxes                   (   175,173)                   78,232

Provision for income taxes                                                  800                       800
                                                                     ----------                ----------
                   Net income (loss)                                ($  175,973)               $   77,432
                                                                     ==========                ==========
Income (loss) per share                                             ($      .12)               $      .05
                                                                     ==========                ==========

Weighted average shares outstanding                                   1,418,400                 1,418,400
                                                                     ==========                ==========

                See accompanying notes to financial statements

                                  DYNATEM, INC.


                           STATEMENTS OF CASH FLOWS

               FOR NINE MONTHS ENDED FEBRUARY 28, 1999 AND 1998

                                                                                           1999                     1998
                                                                                       -----------               -----------
Cash flows from operating activities:
            Net income (loss)                                                         ( $  175,973)              $   77,432
            Adjustments to reconcile net income
            (loss) to net cash provided by (used in)
            operating activities:
                Depreciation and amortization                                                7,208                    9,085
                Changes in operating assets
                 and liabilities:
                   Accounts receivables                                                     48,281              (    16,572)
                   Inventories                                                             131,776              (   145,572)
                   Prepaid expenses                                                   (      2,506)             (     3,425)
                   Accounts payable                                                         18,469                   68,281
                   Accrued expenses                                                         15,242              (     8,409)
                                                                                       -----------               ----------

                         Total adjustments                                                 218,470              (    96,612)
                                                                                       -----------               ----------

Net cash provided by (used in)
      operating activities                                                                  42,497              (    19,180)
                                                                                       -----------               ----------
Cash flows from investing activities:
            Other assets                                                              (      9,204)                  11,112
            Purchases of property & equipment                                         (     18,128)             (    10,819)
                                                                                       -----------               ----------
Net cash used in investing activities                                                 (     27,332)                     293
                                                                                       -----------               ----------
Cash flows from financing activities:
            Repayment of notes receivable                                                    1,690                    2,340
                                                                                       -----------               ----------
Net increase (decrease) in cash and
            cash equivalents                                                                16,855              (    16,547)

Cash and cash equivalents, beginning balance                                               600,525                  561,511
                                                                                       -----------               ----------

Cash and cash equivalents, ending balance                                              $   617,380               $  544,964
                                                                                       ===========               ==========

Supplemental disclosures of cash flow information:
              Cash paid during the period for:

              Income taxes                                                             $       800               $      800
                                                                                       ===========               ==========

                See accompanying notes to financial statements.

                                  DYNATEM, INC.


                         NOTES TO FINANCIAL STATEMENTS

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of February 28, 1999 and the results of operations and cash flows for the three and nine months ended February 28, 1999 and February 28, 1998, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:

                              February 28, 1999        May 31, 1998
                              -----------------        ------------

     Finished goods             $   90,657              $  195,959
     Work-in-process                20,957                  71,251
     Raw materials                 177,195                 153,375
                                ----------              ----------

                                $  288,809              $  420,585
                                ==========              ==========

(3)  Income Per Share
     ----------------

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

(4)  Foreign Currency transactions
     -----------------------------

     For the three-month and nine-month periods ended February 28, 1999 and 1998, transaction gains and losses are not material to the financial statements taken as a whole.

                                  DYNATEM, INC.


                         NOTES TO FINANCIAL STATEMENTS


(5)  Income taxes
     ------------

     Income tax expense for the three-month and nine-month periods ended February 28, 1999 and 1998 are not considered material due to the utilization of net operating loss carryforwards.

     The Company had Federal net operating loss carryforwards of $1,483,200 at May 31, 1998, which, if not utilized to offset future taxable income, will expire through 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

Net sales for the three months ended February 28, 1999, decreased 23.1% to $368,105 over net sales of $478,739 in the same period a year ago. For the nine months ended February 28, 1999, net sales were $1,061,556, $242,336 lower than the corresponding period in the previous fiscal year, for a decrease of 18.6%. The decrease in total net sales was due to a mix of factors, the most important of which was the phase out of distributed products.

Cost of sales for the three months ended February 28, 1999, was $270,722 or 73.5% of net sales and compares to $269,775 or 56.4% of net sales in the same period a year ago. For the nine months ended February 28, 1999, cost of sales of $665,198 represented 62.7% of net sales and compares to $732,492 representing 56.2% of net sales for the same period a year ago. The three-month and nine-month increase of cost of sales as a percentage of net sales is the result of lower unit prices to preserve the Company's competitive advantage as well as the write-off of obsolete inventory of approximately $42,000.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 1999, were $141,542 and $439,068, as compared to $139,732 and $474,925 for the same period a year ago. The overall decrease was the result of the cost reduction program initiated primarily in the area of selling, advertising and administrative expenses of the Company.

Research and development expenses for three-month and nine-month period ended February 28, 1999, were $55,686 and $150,632 as compared to $44,565 and $139,886 for the same period a year ago. The Company continues to expand the use of internal design engineers to optimize its ability to schedule the completion of its product on a more timely basis and to obtain more competitive costs consistent with its cost reduction program.

For the three-month and nine-month period ended February 28, 1999, the Company had net losses of $93,726 and $175,973, respectively, compared to net profits of $133,402 and $77,432, for the same periods ended February 28, 1998. Net losses for the periods above were primarily the result of lower sales and write-offs of obsolete inventory.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire through the year 2006.

The Company has initiated a program to evaluate the impact of the "Year 2000" situation on its operations. This program has developed into a four-phase process which includes the following procedures:

1.) The Company has established communication with all customers who have received a product, either software or hardware, which may or may not be compliant with Year 2000. This communication has been exhibited in the form of a webpage identified as www.dynatem.com/y2k-issues.html. Those customers who are concerned with our own compliance have been referred to this page. As of this date, there has been no significant concern expressed by our customers.

2.) The Company has advised its vendors to report on the progress of their compliance with Year 2000 requirements. Currently, the Company is still in the process of receiving responses from its vendors and evaluating the impact it may have on the Company. So far, the responses we have received demonstrate general confidence by these vendors that they will be prepared for the Year 2000.

3.) The primary focus of Dynatem's VMEbus product line is embedded computer hardware. The Company has made an effort to determine which software being used by Dynatem customers might have problems related to Y2K compliance. The operating systems employed by our CPU modules are supplied by a number of software vendors and in this regard, we refer our customers to the web sites of these vendors. These web sites define potential Y2K problem areas, advise if and how the various versions of their software products deal with them, and suggest ways of modifying the application code to best avoid potential problems. In some cases, software patches are offered, and in other cases upgrading to a newer version is strongly recommended. To date, there has been no significant concern expressed by customers.

4.) The Company is now in the process of initiating a computer upgrade program for the Company's financial accounting and administrative systems in order to better accomodate revised network software which will be compliant with Year 2000 standards. The accounting department has already begun an investigation into various financial system upgrades and expects to have a decision on the implementation of this system by the end of the current fiscal year, May 31, 1999.

At February 28, 1999, the Company's working capital was $883,581 and its current ratio was 5.7:1 compared to $1,077,988 and a ratio of 8.1:1 as of May 31, 1998. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs.

                           PART II. OTHER INFORMATION
                           --------------------------

Items 1 through 6 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended February 28, 1999.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DYNATEM, INC.



April 12, 1999                            By: /s/ Eileen DeSwert
                                             __________________________
                                             Eileen DeSwert
                                             President and Chief
                                             Executive Officer



April 12, 1999                            By: /s/ Belen Ramos
                                             __________________________
                                             Belen Ramos
                                             Chief Financial Officer