Form 10KSB40
period 1999-05-31
DYNATEM INC
filed 1999-08-27
CIK 795424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16250

                                 DYNATEM, INC.
                                 -------------
                (Name of small business issuer in its charter)


    California                                                  95-3627099
---------------------------                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

23263 Madero, Suite C
Mission Viejo, California   92691
----------------------------------------
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number: (949) 855-3235

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
                                                                        -----
No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

     The issuer's revenues for its most recent fiscal year were $1,432,373.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $284,229 on August 1, 1999.

     On August 1, 1999, there were 1,418,400 shares of the issuer's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 22, 1999, are incorporated herein by reference into Part III hereof, to the extent indicated herein.

Transitional Small Business Disclosure Format  Yes ___  No  X
                                                           ---

                                    PART I
                                    ------

This report contains forward-looking statements that relate to future events or future financial performance. These statements, which may be identified by term such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "forecasts", "potential" or "continue", or the negative of such terms and other comparable technology, only reflect management's expectations. Actual events or results may differ materially, as a result of competitive products and pricing, new product introductions, developing technologies and general economic conditions affecting the Company and its customers, as more fully discussed below and in "Management's Discussion and Analysis or Plan of Operation."

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

In 1987, the Company began concentrating its design efforts to develop a range of products compatible with the VMEbus. In order to further expand the product offering, Dynatem entered into agreements to resell the VMEbus products of other vendors that were complimentary to the Company's products. This allowed the Company to easily integrate complete embedded systems. In 1996, the Company began concentrating most of its design effort in the development of VMEbus systems based on the x86 family of processors. The Company was able to combine the broad range of relatively inexpensive components and software found in desktop PC compatible systems with the high performance, flexibility and stability of the VMEbus. To accompany the new x86 hardware, it has been equally important for the Company to develop software drivers that could enable popular desktop operating systems to operate across the VMEbus. In fact, the ability to run Windows NT in VMEbus systems has been the major appeal of this product. In this way, embedded system designers can combine user-friendly Windows NT, with its huge range of software applications, on the same backplane with dedicated high-speed real-time operating systems.

One new area of design effort has been the integration of expansion cards compatible with the PMC (PCI Mezzanine Card) standard. This enables adding functionality to VMEbus x86 processor boards by expansion via the local PCI bus.

Another new area of design activity has been based upon the Compact PCI Bus. These products have similar form factor to the VMEbus but use the PCI bus as the basis for the interface between modules. This is a simpler and less expensive design than the VMEbus-based products and from a design and support point of view is a subset of the Pentium-based VMEbus products. The Compact PCI Bus' popularity is based upon its simplicity, high bandwidth and reliability and relative low cost. Its simplicity and low cost are due to its reliance on architectures and components found in the desktop world.

Market
------

The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, and Japan. For the year ended May 31, 1999, export sales accounted for 24% of the Company's net sales.

For the last two fiscal years the export net sales and the percentage to total net sales were:

          Year                     Amount                % of Total Net Sales
     ---------------          ----------------         ------------------------
            1999                   $350,645                       24%
            1998                   $639,797                       38%

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

     In 1996, the Company established a distributor relationship with a German VMEbus manufacturer, Microsys Electronics GmbH ("Microsys"). The products manufactured by Microsys are consistently compatible with the Company's product line because, like the Company's VMEbus products, the Microsys products are extremely low in power consumption and well-suited to extended temperature range systems.

     The addition of the Microsys line to the Dynatem line has had the effect of augmenting the Dynatem range of products. It has also increased the range of hardware to meet virtually every customer's system requirements in connection with the products designed and manufactured by the Company. This is extremely important because customers prefer buying all of the modules in their system from one vendor who takes responsibility for guaranteeing that all modules function well together.

     New offerings from Microsys include VMEbus and Compact PCI designs based upon Motorola's Power PC family of processors.

     Among new products offered, the Company is selling Pentium II based Compact PCI modules and very small stand-alone PCs for embedded applications. The embedded PC is excellent for situations where OEMs need full PC functionality with the complexity of the VMEbus or even the Compact PCI bus.

     Over the past year, the Company has also created new low cost versions of its D360 board for use in higher volume traffic and OEM applications. The D2070 traffic controller, based on the 68360 processor, has been designed into traffic controllers for the city of Houston, Texas. Another 68360-based processor module was chosen as controller for overhead displays for the New York Long Island Expressway. Still another high volume customer has designed the D360 board as a power station monitor for analysis of electrical generating stations.

     Software.  The Company offers to its customers software that it has
     --------
     developed, and software which the Company purchases from other suppliers. The Company believes that there are alternative sources of supply for such software. Since all of the modules offered are part of highly integrated real-time systems, it is essential that all boards work well together. For this reason, the Company is required to provide drivers for all the board level products, enabling them to run any of the standard real-time operating systems. The Company therefore distributes, sells and supports real-time operating systems that have been modified to work with the Dynatem products. This is a value-added service, which ties the Company more closely to its customer base.

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

Marketing of the Company and the Company's products is accomplished through direct marketing and telemarketing efforts. Direct marketing efforts are generated by responding to inquiries generated through press releases, trade publications, advertising, current customer lists and other similar leads. Telemarketing is utilized to inform current and potential customers of new products and technical product changes, as well as allow the Company to evaluate the market and customer needs. Implementation of a World Wide Web site has been accomplished over the past eighteen months. It has become an effective means of attracting new customers throughout the world.

Research and Development
------------------------

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 1999 and 1998, were $199,218 and $185,185, respectively. In the last fiscal year the Company continued pursuing exciting product areas. The Company has added two new accessory products to its VMEbus-based Pentium line. The first is a rear plug-in I/O card which will let customers interconnect all of the I/O available from the module without requiring a second slot. The second product is a 3 position PMC expansion module which will fit in one adjacent VMEbus slot. This product triples the number of PMC I/O cards that the Company can offer to its customers. With this additional I/O capability the Company's hardware solutions can be fine-tuned to very specific applications. Much of the research and development effort has gone towards integrating other vendors' PMC modules with the established VMEbus Pentium products. Flexibility and integration are key attributes in today's board-level market.

Development has continued on designs based on the next generations Pentium processor module which will take advantage of the latest embedded technology from Intel. By designing products supported by Intel's embedded group, the Company can offer products over longer component life spans. This has long been a problem in offering PC-based technology to embedded product users. The Intel embedded group commits to supporting components for a minimum of three years.

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

                                      Fiscal Years Ended May 31,
                                1999                            1998
                         -----------------------    ---------------------------
                           High          Low            High            Low
                         ---------    ----------    -----------    ------------
First Quarter            0.6875         0.5313         0.9375         0.2188
Second Quarter           0.6250         0.3438         0.9375         0.2188
Third Quarter            0.7500         0.3438         0.9375         0.5000
Fourth Quarter           0.6250         0.2500         0.9375         0.5313

As of August 1, 1999, there were approximately 149 shareholders of record of the Company's Common Stock.

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


Item 6.        Management's Discussion and Analysis or Plan of Operation.
-------        ---------------------------------------------------------

Results of Operations
---------------------

Net sales for the Company's fiscal year ended May 31, 1999, decreased 15% to $1,432,373 over net sales of $1,685,512 in fiscal year 1998. The decrease in total net sales was due specifically to a decrease in export sales which amounted to $290,000. The Company has established a distributor relationship with a German VMEbus manufacturer, Microsys Electronics GmbH. Although, to date, sales of the Microsys products have been nominal, management believes that the addition of the Microsys line to the Dynatem line should have the effect of augmenting the Dynatem range of products in the future. Export sales amounted to $350,645 representing 24% of the total net sales for the fiscal year ended May 31, 1999.

The Company's cost of sales for the fiscal year ended May 31, 1999, totaled $962,234 or 67% of net sales and compares to $965,928 or 57% of net sales for the same period a year ago. Correspondingly, gross profit as a percentage of sales decreased from 43% in fiscal year 1998 to

33% in fiscal year 1999. The increase of cost of sales as a percentage of net sales is the result of lower sales prices to preserve the Company's competitive advantage as well as the write-off of obsolete inventory of approximately $100,000.

Selling, general and administrative expenses were $594,750 for fiscal year 1999 compared to $602,171 for fiscal year 1998, a 1.2% decrease. There was an initial decrease of 5.4% due to the cost reduction program initiated primarily on the area of selling, advertising and administrative expenses of the Company. However, this was offset by an additional cost of approximately $25,000 for Y2K compliance.

Research and development costs were $199,218 in fiscal year 1999 in comparison to $185,185 in fiscal year 1998, a 7.6% increase. The increase is attributable to the development of the new PC- compatible VMEbus module based upon the Pentium processor. The Company will continue to expand its employment of in-house design engineers in order to optimize the scheduling and completion of its new products on a more timely basis, as well as to obtain more competitive costs.

At May 31, 1999, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards, which will expire through the year 2009.

Year 2000
---------

The Company has initiated a program to evaluate the impact of the "Year 2000" situation on its operations. This program has developed into a four-phase process, which includes the following procedures:

1.) The Company has established communication with all customers who have received a product, either software or hardware, which may or may not be compliant with Year 2000. This communication has been exhibited in the form of a Web Page identified as www.dynatem.com/y2kissues.html. Those customers
                                 ------------------------------
     who are concerned with our own compliance have been referred to this page. As of this date, there has been no significant concern expressed by our customers.

2.) The Company has advised its vendors to report on the progress of their compliance with Year 2000 requirements. So far, the responses we have received demonstrate general confidence by these vendors that they will be prepared for the Year 2000.

3.) The primary focus of Dynatem's VMEbus product line is embedded computer hardware. The Company has made an effort to determine which software being used by Dynatem customers might have problems related to Y2K compliance. The operating systems employed by our CPU modules are supplied by a number of software vendors and in this regard, we refer our customers to the web sites of these vendors. These web sites define potential Y2K problem areas, advise if and how the various versions of their software products deal with them, and suggest ways to modifying the application code to best avoid potential problems. In some cases, software patches are offered, and in other cases upgrading to a newer version is strongly recommended. To date, there have been no significant concerns expressed by customers.

4.) The Company is now in the process of a computer upgrade for the Company's financial accounting and administrative systems in order to be compliant with Year 2000. Approximate cost of expenditures to be incurred for these upgrades is $25,000.

Liquidity and Capital Resources
-------------------------------

As of May 31, 1999, the Company's working capital was $774,039 and its current ratio was 3.75 to 1. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2000. The Company may consider additional sources of capital should the need arise.

Future Trends
-------------

As a result of the new relationship established with Microsys, the Company is now promoting these products and expects a significant growth in sales of Microsys products over the next year.

The Company's new PC-compatible VMEbus module is now being designed into several fairly large programs and it is being well received by the VMEbus market. The key to success with this type of product is to offer strong software support. The Company has put great effort into being first to the market with error-free versions of several popular real-time operating systems. As the PC-compatible market changes, the Company will attempt to achieve market leadership by offering new products based upon the latest PC-compatible technology, in a timely manner.

The Company is now in the process of using alternative methods of manufacturing, by using outside vendor facilities on several contractual bases.

Item 7.        Financial Statements.
-------        --------------------


                                     INDEX


Independent Auditors' Report.......................         F-1


Balance Sheet as of May 31, 1999...................         F-2


Statements of Operations For The Years Ended
 May 31, 1999 and 1998.............................         F-3


Statements of Shareholders' Equity For The
 Years Ended May 31, 1999 and 1998.................         F-4


Statements of Cash Flows For The Years
 Ended May 31, 1999 and 1998.......................         F-5


Notes to Financial Statements For The
 Years Ended May 31, 1999 and 1998................. F-6 to F-17

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
Dynatem, Inc.


We have audited the accompanying balance sheet of Dynatem, Inc. (the "Company") as of May 31, 1999, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.


                                         CORBIN & WERTZ

Irvine, California
July 30, 1999

                                 DYNATEM, INC.

                                 BALANCE SHEET

                                 May 31, 1999

                                     ASSETS
Current assets:

 Cash and cash equivalents                                                 $  434,091
 Accounts receivable, net of allowance for doubtful accounts of $12,300       188,384
 Inventories                                                                  412,839
 Prepaid expenses and other                                                    20,629
                                                                           ----------

     Total current assets                                                   1,055,943

Note receivable                                                                 4,386

Property and equipment, net                                                    24,086

Other assets                                                                   13,785
                                                                           ----------

                                                                           $1,098,200
                                                                           ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                          $   244,250
 Accrued expenses                                                               37,654
                                                                           -----------

     Total current liabilities                                                 281,904
                                                                           -----------

Commitments and contingencies

Shareholders' equity:
 Common stock, no par value, 50,000,000 shares authorized;
  1,418,400 shares issued and outstanding                                    2,383,385
 Accumulated deficit                                                        (1,567,089)
                                                                           -----------

     Total shareholders' equity                                                816,296
                                                                           -----------

                                                                           $ 1,098,200
                                                                           ===========

                     See independent auditors' report and
                accompanying notes to the financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                   For The Years Ended May 31, 1999 and 1998

                                                     1999         1998
                                                  ----------   ----------
Net sales                                         $1,432,373   $1,685,512

Cost of sales                                        962,234      965,928
                                                  ----------   ----------

     Gross profit                                    470,139      719,584
                                                  ----------   ----------

Operating expenses:
  Selling, general and administrative                594,750      602,171
  Research and development                           199,218      185,185
                                                  ----------   ----------

     Total operating expenses                        793,968      787,356
                                                  ----------   ----------

     Loss from operations                           (323,829)     (67,772)
                                                  ----------   ----------

Other income:
  Interest income                                     23,506       30,083
  Settlement income                                        -      102,000
                                                  ----------   ----------

     Total other income                               23,506      132,083
                                                  ----------   ----------

(Loss) income before provision for taxes            (300,323)      64,311

Provision for taxes                                      800          800
                                                  ----------   ----------

Net (loss) income                                 $ (301,123)  $   63,511
                                                  ==========   ==========

Basic and diluted (loss) earnings per share       $    (0.21)  $     0.04
                                                  ==========   ==========

Weighted average shares outstanding - basic        1,418,400    1,418,400
                                                  ==========   ==========

Weighted average shares outstanding - dilutive     1,418,400    1,510,363
                                                  ==========   ==========

                     See independent auditors' report and
                accompanying notes to the financial statements

                                 DYNATEM, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                   For The Years Ended May 31, 1999 and 1998

                                                                                                 Total
                                             Common Stock                 Accumulated         Shareholders'
                                    -----------------------------
                                        Shares         Amount               Deficit              Equity
                                    --------------  -------------       ---------------     ---------------
Balances at June 1, 1997                 1,418,400      2,383,385          (1,329,477)          1,053,908

Net income                                       -              -              63,511              63,511
                                         ---------      ---------           ---------           ---------

Balances at May 31, 1998                 1,418,400      2,383,385          (1,265,966)          1,117,419


Net loss                                         -              -            (301,123)           (301,123)
                                         ---------      ---------           ---------           ---------

Balances at May 31, 1999                 1,418,400     $2,383,385         $(1,567,089)         $  816,296
                                         =========      =========           =========           =========

                     See independent auditors' report and
                accompanying notes to the financial statements

                                 DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

                   For The Years Ended May 31, 1999 and 1998

                                                                              1999        1998
                                                                           ----------  ---------
Cash flows from operating activities:
  Net (loss) income                                                        $(301,123)  $  63,511
  Adjustments to reconcile net (loss) income to
    net cash (used in) provided by operating activities:
     Depreciation and amortization                                            40,707      48,633
     Provision for doubtful accounts                                           2,475       3,000
     Changes in current assets and liabilities:
       Accounts receivable                                                     1,266      87,064
       Inventories                                                             7,746    (155,885)
       Prepaid expenses and other                                             (3,299)      7,279
       Accounts payable                                                      132,185      35,258
       Accrued expenses                                                       (2,858)    (25,395)
                                                                           ---------   ---------

  Net cash (used in) provided by operating activities                       (122,901)     63,465
                                                                           ---------   ---------

Cash flows from investing activities:
  Purchases of property and equipment                                        (18,128)    (10,820)
  Decrease in note receivable                                                  3,380       3,120
  Increase in other assets                                                   (28,785)    (16,751)
                                                                           ---------   ---------

  Net cash used in investing activities                                      (43,533)    (24,451)
                                                                           ---------   ---------

Net (decrease) increase in cash and cash equivalents                        (166,434)     39,014

Cash and cash equivalents, beginning of year                                 600,525     561,511
                                                                           ---------   ---------

Cash and cash equivalents, end of year                                     $ 434,091   $ 600,525
                                                                           =========   =========

Supplemental disclosures of cash flow information -
  Cash paid during the year for:

       Interest                                                            $       -   $       -
                                                                           =========   =========

       Income taxes                                                        $     800   $     800
                                                                           =========   =========

                     See independent auditors' report and
                accompanying notes to the financial statements

                                 DYNATEM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                   For The Years Ended May 31, 1999 and 1998


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

Concentrations of Credit Risks
------------------------------

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. During fiscal 1999, the Company had cash balances in various financial institutions that exceeded the FDIC limit.

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

During fiscal 1998, the Company had sales to one customer which represented 12% of net sales. During fiscal 1999, the Company had no such concentration. At May 31, 1999 and 1998, one customer accounted for 32% and two customers accounted for 37% of accounts receivable, respectively. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 1999 and 1998, export sales represented 24% and 38% of net sales, respectively.

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

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Cash Equivalents
----------------

Cash equivalents consist of highly liquid investments (Certificates of Deposits) with maturities of 90 days or less when purchased. At May 31, 1999, cash equivalent balances totaled $417,129.

Inventories
-----------

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the average cost method. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At May 31, 1999, management believes that inventories are carried at their net realizable value.

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

The Company's management assesses the recoverability of property and equipment by determining whether the depreciation and amortization of property and equipment over its remaining life can be recovered through projected undiscounted future cash flows. The amount of property and equipment impairment, if any, is measured based on fair value and is charged to operations in the period in which property and equipment impairment is determined by management. At May 31, 1999, the Company's management believes there is no impairment of property and equipment.

                                 DYNATEM, INC.

                   NOTES TO FINANCIAL STATEMENTS - CONTINED

                   For The Years Ended May 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

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

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 amd 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Foreign Currency Transactions
-----------------------------

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. During fiscal 1999 and 1998, the Company had foreign currency gains of none and $2,184, respectively.

Accounting for Stock-Based Compensation
---------------------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see Note 5).

Basic and Diluted Loss Per Share
--------------------------------

The Company has adopted Financial Accounting Standard No. 128 AEarnings Per Share" ("SFAS 128"). SFAS 128 changes the methodology of calculating earnings per share. The adoption of SFAS 128 has not materially impacted the Company's financial position or results of operations.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Basic (loss) earnings per share is computed based on the weighted average number of shares outstanding for the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average shares outstanding assuming all dilutive potential common shares were issued (see Note
10).

Fair Value of Financial Instruments
-----------------------------------

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables, accrued expenses and note payable approximates their estimated fair values due to the short-term maturities of those financial instruments.

Year 2000
---------

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

Comprehensive Income
--------------------

The Company has adopted Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The adoption of SFAS 131 has not materially impacted the Company's financial position or results of operations as the Company currently operates in one segment.

New Accounting Pronouncements
-----------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS 137). The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this standard to have a material effect on its results of operations, financial position or cash flows.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following at May 31, 1999:

          Raw materials and component parts     $162,196
          Work-in-process                         34,013
          Finished goods                         216,630
                                                --------

                                                $412,839
                                                ========

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at May 31, 1999:

            Machinery and equipment     $ 393,914
            Product tooling               243,091
            Furniture and fixtures         57,056
                                        ---------
                                          694,061

            Accumulated depreciation     (669,975)
                                        ---------

                                        $  24,086
                                        =========

During fiscal 1999 and 1998, depreciation expense totaled $10,174 and $12,009, respectively.

NOTE 4 - OTHER ASSETS
---------------------

Other assets consist of the following at May 31, 1999:

            Capitalized software and prepaid inventory    $ 9,127
            Deposits                                        4,658
                                                          -------

                                                          $13,785
                                                          =======

During fiscal 1999 and 1998, amortization expense on capitalized software totaled $30,533 and $36,624, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY
-----------------------------

On August 31, 1993, the Company's Board of Directors adopted, and the shareholders approved, the Dynatem, Inc. 1993 Stock Option Plan, which provides for the grant of options intended to qualify as incentive stock options under
Section 422 of the Internal Revenue Code and for the grant of nonqualified stock options. In connection with this plan, 200,000 shares of the Company's common stock have been reserved for issuance upon the exercise of options to be granted.

On October 7, 1998, the Company's Board of Directors adopted and the shareholders approved, the 1998 Stock Option Plan of Dynatem, Inc. 200,000 shares of the Company's common stock have been reserved for issuance upon the exercise of options to be granted under this Plan.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 5 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

Options to purchase an aggregate of 110,000 shares of the Company's common stock were granted to directors and officers of the Company on October 15, 1993. Such options were fully exercisable at the date of grant and expire on various dates through October 15, 2003. The exercise price of such options ranges from $0.20 to $0.22, which exceeded the fair market value per share of the Company's common stock on the date of grant.

On January 18, 1997, the Company granted options to purchase 55,000 shares of the Company's common stock to certain officers and one director of the Company. Such options were fully exercisable at the date of grant and expire on January 17, 2007. The exercise price of such options was $0.35, which approximated the fair market value of the Company's common stock on the date of grant.

On March 13, 1998, the Company granted options to purchase 10,000 shares of the Company's common stock to a director of the Company. Such options were fully exercisable at the date of grant and expire on March 31, 2008. The exercise price of such options was $0.53, which approximated the fair market value of the Company's common stock on the date of grant.

On February 28, 1999, the Company granted options to purchase 50,000 shares of the Company's common stock to three employees of the Company. Such options were fully exercisable at the date of grant and expire on February 27, 2009. The exercise price of such options was $0.25, which approximated the fair market value of the Company's common stock on the date of grant.

A summary of stock option activity follows:

                                                                               Weighted
                                                                               Average
                                                  Shares                    Exercise Price
                                             -----------------             ----------------
Outstanding at June 1, 1997                            165,000              $0.20-$0.35
     Granted                                            10,000              $      0.53
                                                       -------

Outstanding at May 31, 1998                            175,000              $0.20-$0.53
     Granted                                            50,000              $      0.25
                                                       -------

Outstanding at May 31, 1999                            225,000              $0.20-$0.53
                                                       =======

At May 31, 1999, all 225,000 options are exercisable.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 5 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

Pro Forma Stock Option Information
----------------------------------

Pro forma information regarding net income is required by SFAS 123 and is determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the years ended May 31, 1999 and 1998: risk free interest rate of 6.50% and 6.20%, respectively; dividend yield of 0%; expected life of the options of 10 years and 5 years, respectively; and volatility factor of the expected market price of the Company's common stock of 47% and 62%, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net
(loss) income had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS 123, for the years ended May 31:

                                                     1999       1998
                                                  ---------   -------
Net (loss) income, as reported                    $(301,123)  $63,511

Additional compensation expense under SFAS 123       (8,500)   (3,000)
                                                  ---------   -------

Pro forma net (loss) income                       $(309,623)  $60,511
                                                  =========   =======

Pro forma net (loss) income per share             $   (0.22)  $  0.04
                                                  =========   =======

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 6 - INCOME TAXES
---------------------

During both fiscal 1999 and 1998, the provision for taxes consists of the following:

                       Federal          State          Total
                       -------          -----          -----
 Current               $     -          $ 800          $ 800

 Deferred                    -              -              -
                       -------          -----          -----
                       $     -          $ 800          $ 800
                       =======          =====          =====

During fiscal 1999 and 1998, the provision for taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                                       1999       1998
                                                                    ----------  ---------
Computed "expected" tax expense (benefit)                           $(102,110)  $ 21,866

Addition to (reduction in) income taxes resulting from:
 Change in the valuation allowance                                    102,910    (10,200)

 State income taxes and other                                               -    (10,866)
                                                                    ---------   --------

                                                                    $     800   $    800
                                                                    =========   ========

At May 31, 1999, the significant components of the Company's deferred tax assets are as follows:

   Net operating loss carryforwards                                             $600,000
   Research and development credit carryforwards                                  40,000
   Inventory reserve and uniform cost capitalization                              42,000
   Other                                                                          14,000
                                                                                --------
                                                                                 696,000
   Valuation allowance                                                          (696,000)
                                                                                --------

                                                                                $      -
                                                                                ========

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 6 - INCOME TAXES, continued
--------------------------------

At May 31, 1999, the Company had Federal and state net operating loss carryforwards of $1,732,000 and $127,000, respectively, which, if not utilized to offset future taxable income, will expire in various years through 2009.

At May 31, 1999, the Company had unused research and development credits of $40,000, which, if not used, will expire in various years through 2010.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

During fiscal 1999 and 1998, the Company paid fees of and $3,531 and $4,400, respectively, to a consulting firm principally owned by the Company's Chairman of the Board.

Note receivable consists of amounts due from an officer, which bear interest at the rate of 5% per annum and require monthly installments of principal and interest. The note matures in May 2000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

The Company has entered into a non-cancelable operating lease agreement for its corporate and manufacturing facility. In addition to monthly lease payments for the facility, the Company is required to pay utilities and certain insurance and maintenance costs. The lease provides for annual rental increases and a five-year renewal option based on certain terms and conditions. The lease expires in fiscal 2001.

Future annual minimum lease payments under this lease are as follows:

    Years Ending
      May 31,
   --------------
        2000                       $61,072
        2001                        36,442
                                   -------

                                   $97,514
                                   =======

During fiscal 1999 and 1998, the Company incurred $70,750 and $67,029, respectively, related to this lease, of which $35,412 and $33,607 has been classified as a component of cost of sales in the accompanying statements of income.

                                 DYNATEM, INC.

                   For The Years Ended May 31, 1999 and 1998


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

During fiscal 1999 and 1998, total royalty and licensing expense for the royalty and licensing agreements mentioned herein totaled $12,071 and $10,975, respectively.

NOTE 9 - SETTLEMENT INCOME
--------------------------

During fiscal 1998, the Company received $102,000 as part of a settlement agreement with an international vendor as consideration for such vendor's premature cancellation of a master distribution agreement.

NOTE 10 - BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
-----------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations:

                                                                  1999        1998
                                                              ----------    ----------
Numerator for basic and diluted (loss) earnings per share:
  Net (loss) income (basic)                                   $ (301,123)   $   63,511
                                                              ==========    ==========

Denominator for basic and diluted earnings per share:
     Weighted average shares (basic)                          $1,418,400    $1,418,400
     Common stock equivalents                                          -        91,963
                                                              ----------    ----------
     Weighted average shares (dilutive)                       $1,418,400    $1,510,363
                                                              ==========    ==========

Basic and diluted (loss) earnings per share:
  Basic                                                       $    (0.21)   $     0.04
                                                              ==========    ==========
  Diluted                                                     $    (0.21)   $     0.04
                                                              ==========    ==========

Item 8.   Changes in and Disagreements with Accountants on
-------   ------------------------------------------------
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

                                   PART III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

Information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1999 Annual Meeting of Shareholders to be held on October 22, 1999, set forth under the heading "ELECTION OF DIRECTORS".

Item 10.  Executive Compensation.
--------  ----------------------

Information concerning executive compensation is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1999 Annual Meeting of Shareholders to be held on October 22, 1999, set forth under the heading "ELECTION OF DIRECTORS - Compensation of Executive Officers".

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1999 Annual Meeting of Shareholders to be held on October 22, 1999, set forth under the heading "PRINCIPAL HOLDERS OF VOTING SECURITIES".

Item 12.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 1999 Annual Meeting of Shareholders to be held on October 22, 1999, set forth under the heading "ELECTION OF DIRECTORS - Relationships with Outside Firms".

Item 13.  Exhibits and Reports on Form 8-K.
--------  --------------------------------

(a)  Exhibits.
     --------

Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as part of this Report.

(b)  Reports on Form 8-K.
     -------------------

The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended May 31, 1999.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DYNATEM, INC.


August 19, 1999               By:  /s/ Eileen DeSwert
                                 ------------------------------
                                 Eileen DeSwert, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Eileen DeSwert                                 August 19, 1999
    -----------------------
    Eileen DeSwert
    President/Principal Executive
    Officer/Director

By: /s/ Harry Cavanaugh                                August 19, 1999
    -----------------------
    Harry Cavanaugh
    Chairman of the Board/Director

By: /s/ Belen Ramos                                    August 19, 1999
    -----------------------
    Belen Ramos
    Chief Financial Officer

By: /s/ Robert Anslow                                  August 19, 1999
    -----------------------
    Robert Anslow
    Director

By: _______________________                            August __, 1999
    Richard Jackson
    Director

By: /s/ Charles Spear                                  August 19, 1999
    -----------------------
    Charles Spear
    Director

By: _______________________                            August __, 1999
    Costis Toregas
    Director

By: /s/ H. Richard Anderson                            August 19 , 1999
    -----------------------
    H. Richard Anderson,
    Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number
-------

3(a) Restated Articles of Incorporation of the Company (1)

3(b) Bylaws of the Company (2)

10 Standard Industrial/Commercial Multi-Tenant Lease- Modified Net dated August 22, 1995, between Pacific Highpark Partners, as lessor and the Company as lessee (3)

27   Financial Data Schedule

______________________________

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