Form 10QSB
period 1999-08-31
DYNATEM INC
filed 1999-10-14
CIK 795424

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250


                                 DYNATEM, INC.
       (Exact name of small business issuer as specified in its charter)


       California                                      95-3627099
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


            23263 Madero, Suite C, Mission Viejo, California 92691
                   (Address of principal executive offices)


                                (949) 855-3235
                          (Issuer's telephone number)


     On August 31, 1999, there were 1,418,400 shares of the issuer's Common Stock outstanding.


     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                 DYNATEM, INC.



               INDEX



Part I.  Financial Information


         Item 1.   Financial Statements

                   Balance Sheets at August 31, 1999
                   and May 31, 1999                                          1

                   Statements of Operations for the Three Months
                   Ended August 31, 1999 and 1998                            2

                   Statements of Cash Flows for the Three Months
                   Ended August 31, 1999 and 1998                            3

                   Notes to Financial Statements                             4

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation                                         5,6



Part II.  Other Information                                                  7

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1. Financial Statements
        --------------------

                                 DYNATEM, INC.

                                BALANCE SHEETS

                                                August 31,      May 31,
                                                  1999           1999
                                               -----------    -----------

ASSETS
------

Current assets:
 Cash and cash equivalents                     $   418,147    $   434,091
 Accounts receivable, net                          207,450        188,384
 Inventories (note 2)                              376,108        412,839
 Prepaid expenses                                   14,298         20,629
                                               -----------    -----------

          Total current assets                   1,016,003      1,055,943

Note receivable                                      3,996          4,386
Property and equipment, net                         21,715         24,086
Other assets                                        29,552         13,785
                                               -----------    -----------
                                               $ 1,071,266    $ 1,098,200
                                               ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                              $   299,803    $   244,250
 Accrued expenses                                   42,973         37,654
                                               -----------    -----------

          Total current liabilities                342,776        281,904
                                               -----------    -----------

Shareholders' equity:
 Common stock, no par value, 50,000,000
 authorized shares; 1,418,400 shares
 issued and outstanding                          2,383,385      2,383,385
 Accumulated deficit                            (1,654,895)    (1,567,089)
                                               -----------    -----------

          Total shareholders' equity               728,490        816,296
                                               -----------    -----------

                                               $ 1,071,266    $ 1,098,200
                                               ===========    ===========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

                  Three months ended August 31, 1999 and 1998


                                               1999          1998
                                            ----------    ----------

Net sales                                   $  323,675    $  325,421
Cost of sales                                  233,939       188,298
                                            ----------    ----------
             Gross profit                       89,736       137,123
                                            ----------    ----------

Operating expenses:
      Selling, general and administrative      135,477       135,002
      Research and development                  45,147        46,510
                                            ----------    ----------

             Total operating expenses          180,624       181,512
                                            ----------    ----------

             Operating loss                    (90,888)      (44,389)

Other income, net                                3,082         4,963
                                            ----------    ----------

Loss before income taxes                       (87,806)      (39,426)

Provision for income taxes                           -             -
                                            ----------    ----------

Net loss                                    $  (87,806)   $  (39,426)
                                            ==========    ==========


Loss per share (note 3)                     $     (.06)   $     (.03)
                                            ==========    ==========

Weighted average common shares outstanding
      (note 3)                               1,418,400     1,418,400
                                            ==========    ==========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                           STATEMENTS OF CASH FLOWS

                  Three months ended August 31, 1999 and 1998


                                                     1999          1998
                                                  ----------    ----------

Cash flows from operating activities:
     Net loss                                     $  (87,806)   $  (39,426)
     Adjustments to reconcile net
     loss to net cash provided by
     operating activities:
     Depreciation and amortization                     2,371         2,321
     Changes in operating assets
     and liabilities:
          Accounts receivables                       (19,066)      (16,983)
          Inventories                                 36,731        31,380
          Prepaid expenses                             6,331         2,340
          Accounts payable                            55,553        32,659
          Accrued expenses                             5,319         6,646
                                                  ----------    ----------

     Total adjustments                                87,239        58,363
                                                  ----------    ----------

Net cash (used in) provided by
   operating activities                                 (567)       18,937
                                                  ----------    ----------
Cash flows from investing activities:
     Increase in other assets                        (15,767)      (33,018)
     Purchases of property and equipment                   -        (1,575)
                                                  ----------    ----------

Net cash used in investing activities                (15,767)      (34,593)
                                                  ----------    ----------

Cash flows from financing activities:
     Repayment of notes receivable                       390           520
                                                  ----------    ----------

Net decrease in cash and cash equivalents            (15,944)      (15,136)

Cash and cash equivalents, beginning balance         434,091       600,525
                                                  ----------    ----------

Cash and cash equivalents, ending balance         $  418,147    $  585,389
                                                  ==========    ==========
Supplemental disclosures of
  cash flow information:
     Cash paid during the quarter for:

     Income taxes                                 $        -    $        -
                                                  ==========    ==========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         Notes to Financial Statements

 (1) Interim Accounting Policy
     -------------------------

          In the opinion of the Company's management, the accompanying unaudited statements include all adjustments including only normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of August 31, 1999, and the results of operations and cash flows for the three months ended August 31, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

          A summary of inventories follows:


                                             August 31, 1999     May 31, 1999
                                             ---------------     ------------

          Finished goods                       $    80,586       $    162,196
          Work-in-process                           19,202             34,013
          Raw materials                            277,984            216,630
                                               -----------       ------------

                                               $   377,772       $    412,839
                                               ===========       ============

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

(4)  Foreign Currency Transactions
     -----------------------------

          For the three months ended August 31, 1999 and 1998, transactions gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.


Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Revenues for the first quarter ended August 31, 1999 and 1998 were $323,675 and $325,421 respectively.

Cost of sales for the three months ended August 31, 1999, was $233,939 or 72% of net sales and compares to $188,298 or 58% of net sales in the same period a year ago. The increase in cost of sales as a percent of net sales was the result of lower sales prices to preserve the Company's competitive advantage. Also, the Company records a monthly provision for obsolete inventory.

Operating expenses for the three months ended August 31, 1999 was $135,477 compared to $135,002 in the same period a year ago. There was an initial decrease of 12% due to the cost reduction program initiated by the Company. However, this was offset by an additional cost of approximately $15,000 for new product catalogues and mailings.

Research and development expenses were $45,147 and $46,510 for the three months ended August 31, 1999 and 1998, respectively. Research and development expenses relate to the continued development of new VME products such as the DPC2 boards and the D2070 boards. The Company, however, is continuing to utilize outside engineering to expedite product development.

Income tax expense for the three months ended August 31, 1999 and 1998 are not considered material due to losses incurred during such periods. Utilization of net operating loss carryforwards will expire through the year 2009.

The results of operations for the three months ended August 31, 1999 and 1998, reflect net losses of $87,806 and $39,426, respectively. The decrease in net earnings was the result of low sales revenue during the quarters ended August 31, 1999 and 1998, as mentioned above.

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

The Company has initiated a program to evaluate the impact of the "Year 2000" situation on its operations. This program has developed into a four-phase process which includes the following procedures:

     1.) The Company has established communication with all customers who have received a product, either software or hardware, which may or may not be compliant with Year 2000. This communication has been exhibited in the form of a WebPage identified as www.dynatem.com/y2kissues.html. Those customers who are
                      ------------------------------
concerned with the Company's compliance have been referred to this page. As of this date, there has been no significant concern expressed by customers.

     2.) The Company has advised its vendors to report on the progress of their compliance with Year 2000 requirements. So far, the responses received demonstrate general confidence by these vendors that they will be prepared for the Year 2000.

                                 DYNATEM, INC.


     3.) The primary focus of Dynatem's VMEbus product line is embedded hardware. The Company has made an effort to determine which software being used by Dynatem customers might have problems related to Y2K compliance. The operating systems employed by our CPU modules are supplied by a number of software vendors and in this regard, customers are referred to the web sites of these vendors. These web sites define potential Y2K problem areas, advise if and how the various versions of their software products deal with them, and suggest ways to modify the application code to best avoid potential problems. In some cases, software patches are offered, and in other cases upgrading to a newer version is strongly recommended. To date, there have been no significant concerns expressed by customers.

     4.) The Company is now in the process of a computer upgrade for the Company's financial accounting and administrative systems in order to be compliant with Year 2000. Approximate cost of expenditures already incurred for these upgrades was $25,000.

At August 31, 1999, the Company had a current ratio of 2.96:1 compared to a ratio of 3.75:1 at May 31, 1999. The decrease is due to low sales revenue and a net loss of $87,806 for the period ending August 31, 1999. The net worth for the Company at August 31, 1999 was $728,490 compared to $816,296 at May 31, 1999.

                                 DYNATEM, INC.

                          PART II.  OTHER INFORMATION
                                    -----------------

Items 1 through 5 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended August 31, 1999.


ITEM 6(A).  EXHIBITS.
            --------

See attached Exhibit Index.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNATEM, INC.



October 8, 1999                    By:  /s/ Eileen DeSwert
                                        ---------------------------------------
                                        Eileen DeSwert, President and
                                        Chief Executive Officer


October 8, 1999                    By:  /s/ Belen Ramos
                                        ---------------------------------------
                                        Belen Ramos, Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number
------

3(a)  Restated Articles of Incorporation of the Company (1)

3(b)  Bylaws of the Company (2)

27    Financial Data Schedule

___________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1998.