Form 10QSB
period 1999-11-30
DYNATEM INC
filed 2000-01-14
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1999.

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250
                                               ---------

                                 DYNATEM, INC.
                                 ------------
                    (Exact name of small business issuer as
                           specified in its charter)

          California                                          95-3627099
          ----------                                         ------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


            23263 Madero, Suite C, Mission Viejo, California 92691
            ------------------------------------------------------
                   (Address of principal executive offices)


                                (949) 855-3235
                                --------------
                          (Issuer's telephone number)

                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

     On November 30, 1999, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

          Yes_____   No   X
                        -----

                                     INDEX



Part I.   Financial Information


    Item 1.    Financial Statements


               Balance Sheets at November 30, 1999
                 and May 31, 1999                                          1

               Statements of Operations for the Three
                 Months Ended November 30, 1999
                 and November 30, 1998                                     2

               Statements of Operations for the Six
                 Months Ended November 30, 1999
                 and November 30, 1998                                     3

               Statements of Cash Flows for the Six
                 Months Ended November 30, 1999
                 and November 30, 1998                                     4

               Notes to Financial Statements                               5,6

    Item 2.    Management's Discussion and Analysis or
                 Plan of Operation                                         7,8


Part II.  Other Information                                                9,10

                                 DYNATEM, INC.
                                BALANCE SHEETS


                                                  November 30,     May 31,
                                                      1999          1999
                                                  ------------  -----------
ASSETS
------

Current assets:
   Cash                                          $   318,794    $   434,091
   Accounts receivable, net                          214,692        188,384
   Inventories (Note 2)                              419,428        412,839
   Prepaid expenses                                    5,901         20,629
                                                 -----------    -----------

           Total current assets                      958,815      1,055,943

Note receivable                                        3,476          4,386
Property and equipment, net                           19,345         24,086
Other assets                                          51,234         13,785
                                                 -----------    -----------
                                                 $ 1,032,870    $ 1,098,200
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                              $   193,821    $   244,250
   Accrued expenses                                   49,380         37,654
                                                 -----------    -----------

           Total current liabilities                 243,201        281,904
                                                 -----------    -----------

Shareholders' equity:
   Common stock, no par value, 50,000,000 shares
      authorized; 1,418,400 shares issued
      and outstanding                              2,383,385      2,383,385
   Accumulated deficit                            (1,593,716)    (1,567,089)
                                                 -----------    -----------

           Total shareholders' equity                789,669        816,296
                                                 -----------    -----------

                                                 $ 1,032,870    $ 1,098,200
                                                 ===========    ===========


                See accompanying notes to financial statements.

                                 DYNATEM, INC.
                           STATEMENTS OF OPERATIONS

                 Three months ended November 30, 1999 and 1998

                                                   1999         1998
                                                ----------   ----------
Net sales                                       $  506,306   $  368,031
Cost of sales                                      262,595      206,176
                                                ----------   ----------

             Gross profit                          243,711      161,855
                                                ----------   ----------

Operating expenses:
      Selling, general and administrative          135,514      162,526
      Research and development                      52,606       48,436
                                                ----------   ----------

             Total operating expenses              188,120      210,962
                                                ----------   ----------

             Operating income (loss)                55,591      (49,107)

Other income, net                                    6,388        7,087
                                                ----------   ----------

            Income (loss) before income taxes       61,979   $  (42,020)

Provision for income taxes                             800          800
                                                ----------   ----------

             Net income (loss)                      61,179      (42,820)
                                                ==========   ==========

Basic and diluted income (loss) per share       $      .04   $     (.03)
                                                ==========   ==========


Weighted average shares outstanding - basic      1,418,400    1,418,400
                                                ==========   ==========


Weighted average shares outstanding - dilutive   1,438,800    1,418,400
                                                ==========   ==========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.
                           STATEMENTS OF OPERATIONS

                  Six months ended November 30, 1999 and 1998


                                                1999        1998
                                            ----------   ----------

Net sales                                   $  829,981   $  693,451
Cost of sales                                  496,534      394,476
                                            ----------   ----------

             Gross profit                      333,447      298,975
                                            ----------   ----------

Operating expenses:
      Selling, general and administrative      270,991      297,526
      Research and development                  97,753       94,946
                                            ----------   ----------

             Total operating expenses          368,744      392,472
                                            ----------   ----------

             Operating loss                    (35,297)     (93,497)

Other income, net                                9,470       12,050
                                            ----------   ----------

             Net loss before taxes             (25,827)     (81,447)


Provision for income taxes                         800          800
                                            ----------   ----------

             Net loss                       $  (26,627)  $  (82,247)
                                            ==========   ==========


Basic and diluted loss per share            $     (.02)  $     (.06)
                                            ==========   ==========

Weighted average shares outstanding - basic
 and dilutive                                1,418,400    1,418,400
                                            ==========   ==========




                See accompanying notes to financial statements

                                 DYNATEM, INC.
                           STATEMENTS OF CASH FLOWS

                For Six months ended November 30, 1999 and 1998

                                                                   1999          1998
                                                               -----------    ----------
Cash flows from operating activities:
      Net loss                                                 $   (26,627)   $  (82,247)
      Adjustments to reconcile net loss
       to net cash used in operating activities:
        Depreciation and amortization                                4,741         4,478
        Changes in operating assets
        and liabilities:
            Accounts receivables                                   (26,308)      (23,759)
            Inventories                                             (6,589)       36,910
            Prepaid expenses                                        14,728         8,568
            Accounts payable                                       (50,429)       (9,870)
            Accrued expenses                                        11,726        19,014
                                                               -----------    ----------

                  Total adjustments                                (52,131)       35,341
                                                               -----------    ----------

Net cash used in operating activities                              (78,758)      (46,906)
                                                               -----------    ----------

Cash flows from investing activities:
      Other assets                                                 (37,449)      (25,386)
      Purchases of property & equipment                                 -        (14,318)
                                                               -----------    ----------

Net cash used in investing activities                              (37,449)      (39,704)
                                                               -----------    ----------

Cash flows from financing activities:
      Repayment of notes receivable                                    910           910
                                                               -----------    ----------

Net decrease in cash and cash equivalents                         (115,297)      (85,700)

Cash and cash equivalents, beginning balance                       434,091       600,525
                                                               -----------    ----------

Cash and cash equivalents, ending balance                      $   318,794    $  514,825
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

                                 DYNATEM, INC.

                         Notes to Financial Statements

(1)  Interim Accounting Policy
     -------------------------

       In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of November 30, 1999 and the results of operations and cash flows for the three and six months ended November 30, 1999 and November 30, 1998, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

       A summary of inventories follows:

                              November 30, 1999              May 31, 1999
                              -----------------              ------------

       Finished goods             $  75,695                   $ 162,196
       Work-in-process               22,298                      34,013
       Raw materials                321,435                     216,630
                                  ---------                    --------
                                  $ 419,428                   $ 412,839
                                  =========                    ========

(3)  Income (loss) per share
     -----------------------

       Basic income (loss) per share is computed based on the weighted average number of shares outstanding for the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average share outstanding assuming all dilutive potential shares were issued. Diluted weighted average shares for the three months ended November 30, 1999 includes common stock equivalents of 20,400.

(4)  Foreign currency transactions
     -----------------------------

       For the three-month and six-month periods ended November 30, 1999 and 1998, transaction gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.

                         Notes to Financial Statements

(5)  Income taxes
     ------------

        Income tax expense for the three-month and six-month periods ended November 30, 1999 and 1998 are not considered material due to the existence of net operating loss carryforwards.

        The Company had Federal and state net operating loss carryforwards of $1,732,000 and $127,000 at May 31, 1999, which, if not utilized to offset future taxable income, will expire through 2009.

                                 DYNATEM, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Net sales for the three months ended November 30, 1999, increased 37.6% to $506,306 over net sales of $368,031 in the same period a year ago. For the six months ended November 30, 1999, net sales were $829,981, $136,530 higher than the corresponding period in the previous fiscal year, for an increase of 19.7%. The increase in total net sales was due to one of our customers increasing its demand for our DRC1 products.

Cost of sales for the three months ended November 30, 1999, was $262,595 or 51.9% of net sales and compares to $206,176 or 56.0% of net sales in the same period a year ago. For the six months ended November 30, 1999, cost of sales of $496,534 represented 59.8% of net sales and compares to $394,476 representing 56.9% of net sales for the same period a year ago. The three-month decrease of cost of sales as a percentage of net sales is the result of lower cost of production of the DRC1's. The six-month increase of cost of sales as a percentage of net sales is the result of a mix of factors and the result of lower sales prices in the previous quarter to preserve the Company's competitive advantage.

Selling, general and administrative expenses for the three-month and six-month periods ended November 30, 1999, were $135,514 and $270,991, as compared to $162,526 and $297,526 over the same period a year ago. The overall decrease was the result of the cost reduction program initiated primarily in the area of selling, advertising and administrative expenses of the Company.

Research and development expenses for three-month and six-month periods ended November 30, 1999, were $52,606 and $97,753 as compared to $48,436 and $94,946 over the same periods a year ago. The Company continues to expand the use of internal design engineers to optimize its ability to schedule the completion of its product on a more timely basis and to obtain more competitive costs consistent with its cost reduction program.

For the three-month and six-month periods ended November 30, 1999, the statements of operations reflect net income of $61,179 and net loss of $26,627 respectively, compared to net losses of $42,820 and $82,247, for the same periods ended November 30, 1998.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire through the year 2009.

At November 30, 1999, the Company's working capital was $715,614 and its current ratio was 3.94:1 compared to $774,039 and a ratio of 3.75:1 as of May 31, 1999. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs.

                                 DYNATEM, INC.

The Company has initiated a program to evaluate the impact of the "Year 2000" situation on its operations. This program has developed into a four-phase process which includes the following procedures:

1.) The Company has established communication with all customers who have received a product, either software or hardware, which may or may not be compliant with Year 2000. This communication has been exhibited in the form of a webpage identified as www.dynatem.com/y2k-issues.html. Those customers who are concerned with the Company's compliance have been referred to this page. As of this date, there has been no significant concern expressed by customers.

2.) The Company has advised its vendors to report on the progress of their compliance with Year 2000 requirements. So far, the responses received demonstrate general confidence by these vendors that they will be prepared for the Year 2000.

3.) The primary focus of Dynatem's VMEbus product line is embedded computer hardware. The Company has made an effort to determine which software being used by Dynatem customers might have problems related to Y2K compliance. The operating systems employed by the Company's CPU modules are supplied by a number of software vendors and in this regard, customers are referred to the web sites of these vendors. These web sites define potential Y2K problem areas, advise if and how the various versions of their software products deal with them, and suggest ways to modify the application code to best avoid potential problems. In some cases, software patches are offered, and in other cases upgrading to a newer revision is strongly recommended. To date, there has been no significant concern expressed by customers.

4.) The Company is now in the process of initiating a computer upgrade program for the Company's financial accounting and administrative systems in order to be compliant with Year 2000. The approximate expense of expenditures already incurred for these upgrades is $25,000. A forecast of an additional cost of $30,000 is expected.

                                 DYNATEM, INC.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Items 1 through 3 and 5 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended November 30, 1999.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

On October 22, 1999, the Company held its annual meeting of shareholders and took the following actions:

ELECTION OF DIRECTORS

The following persons were duly elected to the Company's Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

     Directors                  Yes        No
     ---------                  ---        --

Robert Anslow                 993,732     2,250

Harry Cavanaugh               993,732     2,250

Eileen DeSwert                993,732     2,250

Richard Jackson               993,732     2,250

Costis Toregas                993,732     2,250

Charles Spear                 993,732     2,250

H. Richard Anderson           993,732     2,250

APPOINTMENT OF AUDITORS

The shareholders approved the appointment of the accounting firm of Corbin & Wertz as its independent auditors for the fiscal year ending May 31, 2000. Such appointment was approved by 995,182 votes and 800 votes either abstained or voted against approval of the appointment.

Item 6(A).  EXHIBITS
            --------

See attached Exhibit Index.

                                 DYNATEM, INC.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DYNATEM, INC.



January 10, 2000                 By:  /s/ Eileen DeSwert
                                      --------------------------
                                      Eileen DeSwert
                                      President and Chief
                                      Executive Officer


January 10, 2000                 By:  /s/ Belen Ramos
                                      --------------------------
                                      Belen Ramos
                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number
-------

3(a)    Restated Articles of Incorporation of the Company (1)

3(b)    Bylaws of the Company (2)

27      Financial Data Schedule

___________________________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1998.