Form 10QSB
period 2000-02-29
DYNATEM INC
filed 2000-04-11
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 2000.

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-16250
                                                -------


                                  DYNATEM,INC.
                                  ------------
                    (Exact name of small business issuer as
                           specified in its charter)

        California                            95-3627099
        ----------                            ----------
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes [X]   No ___
                                                              ---

     On March 31, 2000, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):
          Yes_____   No  [X]
                         ---

                                INDEX


Part I.   Financial Information

    Item 1.    Financial Statements

               Balance Sheets at February 29, 2000 and May 31, 1999          1

               Statements of Operations for the Three Months Ended
                 February 29, 2000 and February 28, 1999                     2

               Statements of Operations for the Nine Months Ended
                 February 29, 2000 and February 28, 1999                     3

               Statements of Cash Flows for the Nine Months Ended
                February 29, 2000 and February 28, 1999                      4

               Notes to Financial Statements                                 5,6

    Item 2.    Management's Discussion and Analysis or Plan of Operation     7

Part II.  Other Information                                                  8

                                 DYNATEM, INC.

                                BALANCE SHEETS


                                                    February 29,      May 31,
                                                        2000           1999
                                                     ----------     ----------

ASSETS
------
Current assets:
 Cash                                                 $  266,015    $  434,091
 Accounts receivable, net                                259,697       188,384
 Inventories                                             462,650       412,839
 Prepaid expenses and other                               28,803        20,629
                                                      ----------    ----------

         Total current assets                          1,017,165     1,055,943

Note receivable                                            2,956         4,386
Property and equipment, net                               18,605        24,086
Other assets                                              38,504        13,785
                                                      ----------    ----------
                                                      $1,077,230    $1,098,200
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                  $   226,600   $   244,250
   Accrued expenses                                       60,676        37,654
                                                     -----------   -----------

          Total current liabilities                      287,276       281,904
                                                     -----------   -----------

Shareholders' equity:
   Common stock, no par value, 50,000,000 shares
     authorized; 1,418,400 shares issued
     and outstanding                                   2,383,385     2,383,385
   Accumulated deficit                                <1,593,431>   <1,567,089>
                                                     -----------   -----------

          Total shareholders' equity                     789,954       816,296
                                                     -----------   -----------

                                                     $ 1,077,230   $ 1,098,200
                                                     ===========   ===========


                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                            STATEMENTS OF OPERATIONS

           Three months ended February 29, 2000 and February 28, 1999





                                                  2000         1999
                                                --------     --------
Net sales                                       $469,860     $368,105
Cost of sales                                    274,597      270,722
                                                --------     --------
     Gross profit                                195,263       97,383
                                                --------     --------

Operating expenses:
  Selling, general and administrative            145,554      141,542
  Research and development                        54,323       55,686
                                                --------     --------

     Total operating expenses                    199,877      197,228
                                                --------     --------

     Operating loss                               (4,614)     (99,845)

Other income, net                                  4,899        6,119
                                                --------     --------

     Net income (loss)                               285     $(93,726)
                                                ========     ========

Basic and diluted income (loss) per share       $    .00     $   (.07)
                                                ========     ========


Weighted average shares outstanding - basic
      and dilutive                             1,418,400    1,418,400
                                               =========    =========


                 See accompanying notes to financial statements

                                DYNATEM, INC.

                            STATEMENTS OF OPERATIONS

           Nine months ended February 29, 2000 and February 28, 1999





                                             2000          1999
                                          ----------    ----------
Net sales                                 $1,299,841    $1,061,556
Cost of sales                                771,131       665,198
                                          ----------    ----------
     Gross profit                            528,710       396,358
                                          ----------    ----------

Operating expenses:
  Selling, general and administrative        416,545       439,068
  Research and development                   152,076       150,632
                                          ----------    ----------

     Total operating expenses                568,621       589,700
                                          ----------    ----------


     Operating loss                          (39,911)     (193,342)

Other income, net                             14,369        18,169
                                          ----------    ----------

     Net loss before taxes                   (25,542)     (175,173)

Provision for income taxes                       800           800
                                          ----------    ----------

     Net loss                             $  (26,342)   $ (175,973)
                                          ==========    ==========

Basic and diluted loss per share               $(.02)        $(.12)
                                          ==========    ==========
Weighted average shares outstanding -
    basic and dilutive                     1,418,400     1,418,400
                                          ==========    ==========


                 See accompanying notes to financial statements

                                 DYNATEM, INC.

                            STATEMENTS OF CASH FLOWS

         For nine months ended February 29, 2000 and February 28, 1999


                                                     2000          1999
                                                  ---------     ---------
Cash flows from operating activities:
     Net loss                                     $ (26,342)    $(175,973)
     Adjustments to reconcile net loss
      to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                7,111         7,208
          Change in assets and liabilities:
            Accounts receivables                    (71,313)       48,281
            Inventories                             (49,811)      131,776
            Prepaid expenses                         (8,174)       (2,506)
            Accounts payable                        (17,650)       18,469
            Accrued expenses                         23,022        15,242
                                                  ---------     ---------

                  Total adjustments                (116,815)      218,470
                                                  ---------     ---------

Net cash provided by (used in)
      operating activities                         (143,157)       42,497
                                                  ---------     ---------

Cash flows from investing activities:
     Other assets                                   (24,719)       (9,204)
     Purchases of property & equipment               (1,630)      (18,128)
                                                  ---------     ---------

Net cash used in investing activities               (26,349)      (27,332)
                                                  ---------     ---------

Cash flows from financing activities:
     Repayment of notes receivable                    1,430         1,690
                                                  ---------     ---------

Net increase (decrease) in cash and
     cash equivalents                              (168,076)       16,855

Cash and cash equivalents, beginning balance        434,091       600,525
                                                  ---------     ---------

Cash and cash equivalents, ending balance         $ 266,015     $ 617,380
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

                         Notes to Financial Statements

(1)  Interim Accounting Policy
     -------------------------

In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of February 29, 2000 and the results of operations and cash flows for the three and nine months ended February 29, 2000 and February 28, 1999, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

A summary of inventories follows:

                     February 29, 2000   May 31, 1999
                     -----------------   ------------
Finished goods          $ 83,277           $216,630
Work-in-process           37,012             34,013
Raw materials            342,361            162,196
                        --------           --------

                        $462,650           $412,839
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

(4)  Foreign currency transactions
     -----------------------------

For the three-month and nine-month periods ended February 29, 2000 and February 28, 1999, transaction gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.




     Notes to Financial Statements


(5)  Income taxes
     ------------

Income tax expense for the three-month and nine-month periods ended February 29, 2000 and 1999 are not considered material due to the Company's current losses and its net operating loss carryforwards.

At May 31, 1999, the Company had Federal and State net operating loss carryforwards of $1,732,000 and $127,000, respectively, which, if not utilized to offset future taxable income, will expire in various years through 2009.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Net sales for the three months ended February 29, 2000, increased 27.7% to $469,860 over net sales of $368,105 in the same period a year ago. For the nine months ended February 29, 2000, net sales were $1,299,841, $238,285 higher than the corresponding period in the previous fiscal year, for an increase of 22.4%. The Company has put forth great effort in an attempt to increase sales by offering new products based upon the latest PC compatible technology.

Cost of sales for the three months ended February 29, 2000, was $274,597 or 58.4% of net sales and compares to $270,722 or 73.5% of net sales in the same period a year ago. For the nine months ended February 29, 2000, cost of sales of $771,131 represented 59.3% of net sales and compares to $665,198, representing 62.7% of net sales for the same period a year ago. The three-month and nine-month decrease of cost of sales as a percentage of net sales is the result of product mix factors, most specifically, lower cost of production of the VME boards and using outside manufacturing facilities on a contractual basis.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 29, 2000, were $145,554 and $416,545, as compared to $141,542 and $439,068 the same period a year ago.

Research and development expenses for three-month and nine-month periods ended February 29, 2000, were $54,323 and $152,076 as compared to $55,686 and $150,632 the same period a year ago. The Company continues to increase the use of internal design engineers, optimizing its ability to schedule the completion of its products on a more timely basis, and to obtain more competitive costs consistent with its cost reduction program.

For the three-month and nine-month periods ended February 29, 2000, net earnings reflect net income of $285 and net loss of $26,342, compared to net losses of $93,796 and $175,973, for the same periods ended February 28, 1999, for the reasons described above.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire in various years through 2009.

At February 29, 2000, the Company's working capital was $729,889 and its current ratio was 3.54:1 compared to $774,039 and a ratio of 3.75:1 as of May 31, 1999. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs. The Company may consider additional sources of capital should the need arise.

Year 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

The Company passed a number of critical "Year 2000" dates (September 9, 1999; January 1, 2000; and February 29, 2000) with no significant issues. In this regard, no customer contacted the Company about any consequential Year 2000 incident, nor did the Company experience any significant Year 2000-related issue that would have affected its ability to manufacture, ship, sell or service products.

The Company is encouraged by the success of its Year 2000 efforts and will continue to offer any needed Year 2000 support to customers when, and if, the need arises through its regular support and service activities.


                          PART II.  OTHER INFORMATION
                          ---------------------------

Items 1 through 5 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended February 29, 2000.

Item 6(A).  EXHIBITS
            --------

See attached Exhibit Index.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DYNATEM, INC.



March 24, 2000                  By: /s/Eileen DeSwert
                                    ------------------------
                                    Eileen DeSwert
                                    President and Chief
                                    Executive Officer


March 24, 2000                  By: /s/Belen Ramos
                                    ------------------------
                                    Belen Ramos
                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number
-------

3(a)     Restated Articles of Incorporation of the Company (1)

3(b)     Bylaws of the Company (2)

27       Financial Data Schedule
__________________________________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended November 30, 1998.