Form 10KSB
period 2000-05-31
DYNATEM INC
filed 2000-08-25
CIK 795424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16250

                                 DYNATEM, INC.
                                 -------------
                (Name of small business issuer in its charter)


         California                                        95-3627099
-------------------------------                        -----------------
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or organization)                         Identification No.)

         23263 Madero, Suite C
       Mission Viejo, California                               92691
---------------------------------------                  -----------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (949) 855-3235

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                      ---
No ___


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     The issuer's revenues for its most recent fiscal year were $1,925,738.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $312,652 on August 1, 2000.

     On August 1, 2000, there were 1,418,400 shares of the issuer's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on November 10, 2000, are incorporated herein by reference into Part III hereof, to the extent indicated herein.


Transitional Small Business Disclosure Format  Yes ___  No  X
                                                           ---

                                    PART I
                                    ------

This report contains forward-looking statements that relate to future events or future financial performance. These statements, which may be identified by term such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "forecasts," "potential," or "continue," or the negative of such terms and other comparable technology, only reflect management's expectations. Actual events or results may differ materially, as a result of competitive products and pricing, new product introductions, developing technologies and general economic conditions affecting the Company and its customers, as more fully discussed below and in "Management's Discussion and Analysis or Plan of Operation."

Item 1.    Description of Business.
-------    -----------------------

History
-------

Dynatem, Inc. (the "Company" or "Dynatem") was incorporated on May 15, 1981, under the laws of the State of California. It was organized to design, manufacture and market microcomputers and microcomputer-based systems and software for industrial applications such as factory automation, sensor monitoring, process control, robots, data acquisition, networking and displays. The Company commenced manufacturing and marketing operations in May 1981 and has conducted such operations continuously from such date. As part of such operations, the Company was, until October 1984, an authorized dealer of certain modular board level computer products manufactured by Rockwell International Corporation. In October 1984, the Company entered into an agreement with Rockwell pursuant to which the Company was licensed to manufacture these products.

The Company currently designs, manufactures, distributes and markets more than 100 products including microcomputers, microcomputer systems, microcomputer modules, software and peripherals and markets such products and other licensed products individually or as components of a system.

In 1987, the Company began concentrating its design efforts to develop a range of products compatible with the VMEbus. In order to further expand the product offering, Dynatem entered into agreements to resell the VMEbus products of other vendors that were complimentary to the Company's products. This allowed the Company to easily integrate complete embedded systems. In 1996, the Company began concentrating most of its design effort in the development of VMEbus systems based on the x86 family of processors. The Company was able to combine the broad range of relatively inexpensive components and software found in desktop PC- compatible systems with the high performance, flexibility and stability of the VMEbus. To accompany the new x86 hardware, it has been equally important for the Company to develop software drivers that could enable popular desktop operating systems to operate across the VMEbus. In fact, the ability to run Windows NT in VMEbus systems has been one of the major appeals of this product. In this way, embedded system designers can combine user-friendly Windows NT, with its huge range of software applications, on the same backplane with dedicated high-speed real-time operating systems. More recently, the interest in Linux systems has also added to the market appeal of these products.

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

Market
------

The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, and Japan. For the year ended May 31, 2000, export sales accounted for 11% of the Company's net sales.

For the last two fiscal years the export net sales and the percentage to total net sales were:


        Year                           Amount             % of Total Net Sales
--------------------           --------------------      -----------------------


           2000                        $204,487                    11%
           1999                        $350,645                    24%

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

     In 1996, the Company established a distributor relationship with a German VMEbus manufacturer, Microsys Electronics GmbH ("Microsys"). The products manufactured by Microsys are consistently compatible with the Company's product line because, like the Company's VMEbus products, the Microsys products are relatively low in power consumption and well suited to extended temperature range systems.

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

     Among new products offered, the Company is selling Pentium III based Compact PCI modules and very small stand-alone PCs for embedded applications. The embedded PC is excellent for situations where Original Equipment Manufacturers (OEMs) need full PC functionality with the complexity of the VMEbus or even the Compact PCI bus.

     Over the past year, the Company has continued to develop new low cost versions of its D360 board for use in higher volume traffic and OEM applications. The D2070 traffic controller, based on the 68360 processor, has been designed into traffic controllers for the city of Houston, Texas. Another 68360-based processor module was chosen as controller for overhead displays for the New York Long Island Expressway. Still another high volume customer has designed the D360 board as a power station monitor for analysis of electrical generating stations.

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

Marketing
---------

The Company's marketing and sales department consists of marketing, sales, customer service, engineering and engineering application support. The Company has in recent years continued the use of advertising in major trade publications, coupling it with wide distribution of marketing brochures. In addition, the Company participates in regional trade shows during the year throughout the United States and Canada.

There are over 200 VMEbus vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with us. Details of unique characteristics of the Company's offerings are more fully described in "Products" above.

Marketing of the Company and the Company's products is accomplished through direct marketing and telemarketing efforts. Direct marketing efforts include responding to inquiries generated through press releases, trade publications, advertising, current customer lists and other similar leads. Telemarketing is utilized to inform current and potential customers of new products and technical product changes, as well as allow the Company to evaluate the market and customer needs. Implementation of a World Wide Web site has been accomplished over the past few years. It has become an effective means of attracting new customers throughout the world. It has also become an excellent product reference for existing and potential customers.

Research and Development
------------------------

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 2000 and 1999, were $209,876 and $199,218, respectively.

In the last fiscal year the Company continued pursuing exciting product areas, particularly development on a product to replace and surpass the DRC1, the Company's Pentium II based VMEbus single board computer. This product will be called DPC2 and it will support more DRAM (up to 256 Mbytes) and a faster processor. I/O will be more flexible and there will be additional memory on-board which can be freely accessed from the on-board Pentium III and the VMEbus. The DPC2's design has taken more time than originally anticipated because the design team has received guidance from Intel's embedded development group, who reviewed the schematic before layout, and because of the learning curve associated with new CAD software and the design of such a complicated single board computer.

The engineering team has also progressed in the development of a traffic controller, which the Company anticipates will be accepted as a standard development and in-field system by the State of California Department of Transportation (Cal Trans). Integration and support efforts have continued, resulting in the support and resale of a wide range of PMC expansion cards and several important design-ins.

Employees
---------

At present the Company employs 14 people, 10 of whom are working full-time schedules in the sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are very good.

Competition
-----------

Competition within the industry is based primarily upon product line breadth, product performance, price and customer service. The Company competes with over 200 manufacturers of VMEbus products in North America and Europe. One advantage the Company believes it has is its ability to offer a "one-stop-shop" approach, which provides full support normally not provided by the Company's competitors. As part of this approach, the Company provides high quality products, competitive pricing, and technical support, which includes, when needed, customization, special products and/or writing of special software programs. In addition, the Company provides customers with most products required for specific applications including, but not limited to, special power supplies, special enclosures, cables and other requisite hardware. This approach is not customary with larger competitors who would normally limit themselves to sales of standard products. However, most of these manufacturers have certain other competitive advantages over the Company, including greater financial and technological resources, earlier access to customers, established client service programs and client loyalty.

Item 2.    Description of Property.
-------    -----------------------

The Company's executive offices and manufacturing plant are located in an approximately 6,357 square foot facility in Mission Viejo, California. The facility is leased from an unaffiliated party for a term expiring in January 2006, and is currently adequate to meet the Company's needs.


Item 3.    Legal Proceedings.
-------    -----------------

Not applicable


Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ---------------------------------------------------

Not applicable

                                    PART II
                                    -------

Item 5.    Market for Common Equity and Related Stockholder Matters.
-------    --------------------------------------------------------

There is no public trading market for the Company's Common Stock. Set forth below is the high and low bid quotations of the Company's Common Stock for the periods indicated, as reported by a licensed marketmaker who continues to make a market in the Common Stock. Such quotations represent inter-dealer quotations without adjustment for retail mark-up, markdown or commissions, and may not represent actual transactions. Trading in the Company's Common Stock is limited in volume and may not be a reliable indicator of its market value.

                                             Fiscal Years Ended May 31,
                                             2000                 1999
                                      -----------------------------------------
                                        High       Low        High        Low
                                      ---------  --------  ----------- --------

 First Quarter                         0.6250     0.2500     0.6875     0.5313
 Second Quarter                        0.5625     0.2188     0.6250     0.3438
 Third Quarter                         0.5313     0.2188     0.7500     0.3438
 Fourth Quarter                        4.0000     0.2188     0.6250     0.2500


As of August 1, 2000, there were approximately 144 shareholders of record of the Company's Common Stock.

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


Item 6.    Management's Discussion and Analysis or Plan of Operation.
-------    ---------------------------------------------------------

Results of Operations
---------------------

Net sales for the Company's fiscal year ended May 31, 2000 increased 34% to $1,925,738 as compared to net sales of $1,432,373 in fiscal year 1999. The increase in total net sales is attributed to the long expected surge in market demand for the DRC1 system. Export sales amounted to $204,487 representing 11% of the total net sales for the fiscal year ended May 31, 2000. The decline in foreign sales is attributed to weaker foreign currencies as well as a change in technology in the marketplace.

Gross profit as a percentage of sales increased from 33% in fiscal year 1999 to 42% in fiscal year ended May 31, 2000, reflecting the growth of sales of the DRC1 products which contribute to higher margins.

Selling, general and administrative expenses were $550,922 for fiscal year 2000 compared to $594,750 for fiscal year 1999, a 7 % decrease. The decrease was the result of creating our own product catalogues and advertisements on the web in lieu of utilizing outside vendors.

Research and development costs were $209,876 in fiscal year 2000 compared to $199,218 in fiscal year 1999, a 5% increase. The increase is attributable to the continued development of a product to replace and surpass the DRC1. This product will be called the DPC2 and it will support more DRAM (up to 256 Mbytes) and a faster processor. The Company will continue to expand its employment of in-house design engineers in order to optimize the scheduling and completion of its new products on a timelier basis, as well as to obtain more competitive costs.

At May 31, 2000, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards, which will expire through the year 2020.

As a result of the above factors, net income was $59,582 in fiscal year 2000, a $360,705 increase from the $301,123 net loss in fiscal year 1999.

Liquidity and Capital Resources
-------------------------------

As of May 31, 2000, the Company's working capital was $800,274 and its current ratio was 3.84 to 1. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2001. The Company may consider additional sources of capital should the need arise.

Future Trends
-------------

The Company is now promoting its new products and expects a significant growth in sales of Microsys products over the next year.

The Company continues to develop relationships to resell the board level products of other manufacturers.

Relationships with system integrators who are reselling Company products, has already created some large new opportunities. These new sales channels are expected to expand over the next year.

The Company's PC-compatible VMEbus module has been designed into several fairly large, long-term programs and it is being well received by the VMEbus market. CompactPCI versions of this product should also be equally well received. The Company has put great effort into being first to the market with error-free versions of several popular real-time operating systems. As the PC-compatible market changes, the Company will attempt to achieve market leadership by offering new products based upon the latest PC-compatible technology, in a timely manner.

The Company is using alternative methods of manufacturing by using outside vendor facilities on several contractual bases.

Item 7.    Financial Statements.
-------    --------------------

                                     INDEX


Independent Auditors' Report.....................................  F-1


Balance Sheet as of May 31, 2000.................................  F-2


Statements of Operations For The Years Ended
May 31, 2000 and 1999............................................  F-3


Statements of Shareholders' Equity For The
Years Ended May 31, 2000 and 1999................................  F-4


Statements of Cash Flows For The Years
Ended May 31, 2000 and 1999......................................  F-5


Notes to Financial Statements For The
Years Ended May 31, 2000 and 1999......................... F-6 to F-18

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Dynatem, Inc.


We have audited the accompanying balance sheet of Dynatem, Inc. (the "Company") as of May 31, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States.



                                                     /s/ CORBIN & WERTZ

Irvine, California
July 25, 2000

                                                                                                           DYNATEM, INC.

                                                                                                           BALANCE SHEET

========================================================================================================================

ASSETS                                                                                                      May 31, 2000
                                                                                                          --------------
Current assets:
    Cash and cash equivalents                                                                             $      265,265
    Accounts receivable, net of allowance for doubtful accounts of $10,000                                       334,173
    Inventories                                                                                                  459,434
    Prepaid expenses and other                                                                                    22,647
                                                                                                          --------------

         Total current assets                                                                                  1,081,519

Note receivable                                                                                                    2,046

Property and equipment, net                                                                                       41,516

Other assets                                                                                                      32,042
                                                                                                          --------------

                                                                                                          $    1,157,123
                                                                                                          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                      $      209,556
    Accrued expenses                                                                                              71,689
                                                                                                          --------------

         Total current liabilities                                                                               281,245
                                                                                                          --------------

Commitments and contingencies

Shareholders' equity:
    Common stock, no par value, 50,000,000 shares authorized;
      1,418,400 shares issued and outstanding                                                                  2,383,385
    Accumulated deficit                                                                                       (1,507,507)
                                                                                                          --------------

         Total shareholders' equity                                                                              875,878
                                                                                                          --------------

                                                                                                          $    1,157,123
                                                                                                          ==============


--------------------------------------------------------------------------------------------------------------------------

                                                                            DYNATEM, INC.

                                                                 STATEMENTS OF OPERATIONS
=========================================================================================

                                                             Years Ended May 31,
                                             --------------------------------------------
                                                        2000                     1999
                                             -------------------       ------------------
Net sales                                       $      1,925,738        $       1,432,373

Cost of sales                                          1,122,775                  962,234
                                                 ---------------         ----------------

      Gross profit                                       802,963                  470,139
                                                 ---------------         ----------------

Operating expenses:
    Selling, general and administrative                  550,922                  594,750
    Research and development                             209,876                  199,218
                                                 ---------------         ----------------

         Total operating expenses                        760,798                  793,968
                                                 ---------------         ----------------

         Income (loss) from operations                    42,165                 (323,829)

Other income:
    Interest income                                       18,217                   23,506
                                                 ---------------         ----------------

Income (loss) before income taxes                         60,382                 (300,323)

Income taxes                                                 800                      800
                                                 ---------------         ----------------
Net income (loss)                               $         59,582        $        (301,123)
                                                 ===============         ================
Net income (loss) per common share:
    Basic                                       $           0.04        $           (0.21)
                                                 ===============         ================
    Diluted                                     $           0.04        $           (0.21)
                                                 ===============         ================

Weighted average number of common shares
 outstanding:
    Basic                                              1,418,400                1,418,400
                                                 ===============         ================
    Diluted                                            1,471,462                1,418,400
                                                 ===============         ================

--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                              STATEMENTS OF SHAREHOLDERS' EQUITY

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

                                                                                                         Total
                                                 Common Stock                   Accumulated          Shareholders'
                                      ---------------------------------
                                          Shares              Amount              Deficit               Equity
                                      -------------       -------------      ---------------       ----------------
Balances at June 1, 1998                  1,418,400       $   2,383,385      $    (1,265,966)      $      1,117,419

Net loss                                          -                   -             (301,123)              (301,123)
                                     --------------       -------------      ---------------       ----------------

Balances at May 31, 1999                  1,418,400           2,383,385           (1,567,089)               816,296

Net income                                        -                   -               59,582                 59,582
                                     --------------       -------------      ---------------       ----------------

Balance at May 31, 2000                   1,418,400       $   2,383,385      $    (1,507,507)      $        875,878
                                     ==============       =============      ===============       ================

--------------------------------------------------------------------------------

                                                                                                    DYNATEM, INC.

                                                                                        STATEMENTS OF CASH FLOWS
==================================================================================================================

                                                                                   Years Ended May 31,
                                                                        -----------------------------------------
                                                                              2000                     1999
                                                                        ----------------        -----------------
Cash flows from operating activities:
    Net income (loss)                                                   $         59,582        $        (301,123)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
       Depreciation and amortization                                              32,375                   40,707
       Allowance for doubtful accounts                                            (2,300)                   2,475
       Changes in operating assets and liabilities:
          Accounts receivable                                                   (143,489)                   1,266
          Inventories                                                            (46,595)                   7,746
          Prepaid expenses and other                                              (2,018)                  (3,299)
          Accounts payable                                                       (34,694)                 132,185
          Accrued expenses                                                        34,035                   (2,858)
                                                                        ----------------        -----------------
    Net cash used in operating activities                                       (103,104)                (122,901)
                                                                        ----------------        -----------------
Cash flows from investing activities:
    Purchases of property and equipment                                          (29,981)                 (18,128)
    Principal repayments on note receivable                                        2,340                    3,380
    Increase in other assets                                                     (38,081)                 (28,785)
                                                                        ----------------        -----------------
    Net cash used in investing activities                                        (65,722)                 (43,533)
                                                                        ----------------        -----------------
Net decrease in cash and cash equivalents                                       (168,826)                (166,434)

Cash and cash equivalents, beginning of year                                     434,091                  600,525
                                                                        ----------------        -----------------
Cash and cash equivalents, end of year                                  $        265,265        $         434,091
                                                                        ================        =================
Supplemental disclosures of cash flow information -
   Cash paid during the year for:

        Interest                                                        $              -        $               -
                                                                        ================        =================
        Income taxes                                                    $            800        $             800
                                                                        ================        =================

------------------------------------------------------------------------------------------------------------------

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

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

Concentrations of Credit Risks
------------------------------

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. During fiscal 2000, the Company had cash balances in various financial institutions that exceeded the FDIC limit.

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

During fiscal 2000, the Company had sales to three customers which represented 35% of net sales. During fiscal 1999, the Company had no such concentration. At May 31, 2000 and 1999, one customer accounted for 52% and 32% of accounts receivable, respectively. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2000 and 1999, export sales represented 11% and 24% of net sales, respectively.

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

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Cash Equivalents
----------------

Cash equivalents consist of highly liquid investments (Certificates of Deposits) with maturities of 90 days or less when purchased. At May 31, 2000, cash equivalent balances totaled $179,114.

Inventories
-----------

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the average cost method. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At May 31, 2000, management believes that inventories are carried at their net realizable value.

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

Long-Lived Assets
-----------------

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over its remaining life can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At May 31, 2000, the Company's management believes there is no impairment of its long-lived assets.

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

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

Advertising
-----------

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended May 31, 2000 and 1999 totaled $20,080 and $32,345, respectively.

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

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Foreign Currency Transactions
-----------------------------

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. During fiscal 2000 and 1999, the Company had no foreign currency gains.

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

Basic and Diluted Earnings (Loss) Per Common Share
--------------------------------------------------

The Company has adopted Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company's financial position or results of operations.

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued (see Note
9).

Fair Value of Financial Instruments
-----------------------------------

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

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

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

New Accounting Pronouncements
-----------------------------

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

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs," ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under Statement on Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company does not expect the adoption of EITF 00-2 to have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following at May 31, 2000:

          Raw materials and component parts                         $ 311,409
          Work-in-process                                             132,472
          Finished goods                                               15,553
                                                                    ---------

                                                                    $ 459,434
                                                                    =========

NOTE 3 - PROPERTY AND EQUIPMENT
------------------------------------------------------------------

Property and equipment consist of the following at May 31, 2000:

          Machinery and equipment                                   $ 393,914
          Product tooling                                             243,091
          Furniture and fixtures                                       87,037
                                                                    ---------
                                                                      724,042

          Accumulated depreciation                                   (682,526)
                                                                    ---------

                                                                    $  41,516
                                                                    =========

During fiscal 2000 and 1999, depreciation expense totaled $12,551 and $10,174, respectively.

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 4 - OTHER ASSETS
---------------------

Other assets consist of the following at May 31, 2000:

          Capitalized software and prepaid inventory    $27,384
          Deposits                                        4,658
                                                        -------

                                                        $32,042
                                                        =======

During fiscal 2000 and 1999, amortization expense on capitalized software totaled $19,824 and $30,533, respectively.

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

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 5 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

On February 28, 1999, the Company granted options to purchase 50,000 shares of the Company's common stock to three employees of the Company. Such options were fully exercisable at the date of grant and expire on February 27, 2009. The exercise price of such options was $0.25, which approximated the fair market value of the Company's common stock on the date of grant.

On October 22, 1999, the Company granted options to purchase 120,000 shares of the Company's common stock to ten employees of the Company. Such options were fully exercisable at the date of grant and expire on October 21, 2009. The exercise price of such options was $0.22, which approximated the fair market value of the Company's common stock on the date of grant.

The following represents a summary of the stock options outstanding at May 31, 2000 and 1999 and the changes during the years then ended:

                                               2000                                  1999
                                ------------------------------------    ----------------------------------
                                                       Weighted                              Weighted
                                                        Average                               Average
                                    Options          Exercise Price         Options        Exercise Price
                                ---------------    -----------------    --------------    ----------------
Outstanding, beginning of year        225,000        $         0.26           175,000      $         0.27
    Granted                           120,000                  0.22            50,000                0.25
                                    ---------             ---------         ---------           ---------

Outstanding, end of year              345,000        $         0.25           225,000      $         0.26
                                    =========             =========         =========           =========

Exercisable, end of year              345,000        $         0.25           225,000      $         0.26
                                    =========             =========         =========           =========

Weighted average fair value of
  options granted                                    $         0.22                        $         0.17
                                                          =========                             =========


345,000 of the options outstanding at May 31, 2000 have exercise prices between $0.20 and $0.53, with a weighted average exercise price of $0.25 and a weighted average remaining contractual life of 7.1 years.

________________________________________________________________________________

                                                                    DYNATEM, INC

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 5 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

Pro Forma Stock Option Information
----------------------------------

Pro forma information regarding net income is required by SFAS 123 and is determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the years ended May 31, 2000 and 1999, respectively: risk free interest rate of 6.09% and 6.20%, expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company's common stock of 150% and 47%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net income (loss) had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS 123, for the years ended May 31, is as follows:

                                                    2000        1999
                                                  ---------  ----------

Net income (loss), as reported                    $ 59,582   $(301,123)

Additional compensation expense under SFAS 123     (26,400)     (8,500)
                                                  --------   ---------

Pro forma net income (loss)                       $ 33,182   $(309,623)
                                                  ========   =========

Pro forma net income (loss) per share             $   0.02   $   (0.22)
                                                  ========   =========

________________________________________________________________________________

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 6 - INCOME TAXES
---------------------

During both fiscal 2000 and 1999, the provision for taxes consists of the following:


                      Federal        State     Total
                      -------        -----     -----

Current                $    -       $  800     $ 800

Deferred                    -            -         -
                       ------       ------     -----
                       $    -       $  800     $ 800
                       ======       ======     =====


During fiscal 2000 and 1999, the provision for taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:


                                                                 2000         1999
                                                              ----------   ----------
Computed "expected" tax expense (benefit)                     $ 20,530      $(102,110)

Addition to (reduction in) income taxes resulting from:
   Change in the valuation allowance                           (65,960)       102,910
   Change in prior year estimate                                46,230              -
   State income taxes and other                                      -              -
                                                              --------      ---------
                                                              $    800      $     800
                                                              ========      =========

At May 31, 2000, the significant components of the Company's deferred tax assets are as follows:

   Net operating loss carryforwards                                   $ 528,000
   Research and development credit carryforwards                        176,000
   Inventory reserve and uniform cost capitalization                     41,000
   Other                                                                 16,960
                                                                      ---------
                                                                        761,960

   Valuation allowance                                                 (761,960)
                                                                      ---------
                                                                      $       -
                                                                      =========

--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 6 - INCOME TAXES, continued
--------------------------------

At May 31, 2000, the Company had Federal and state net operating loss carryforwards of approximately $1,680,000 and $74,000, respectively, which, if not utilized to offset future taxable income, will expire in various years through 2020.

At May 31, 2000, the Company had unused federal and California research and development credits of approximately $176,000, which, if not used, will expire in various years through 2015.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

During fiscal 2000 and 1999, the Company paid fees of and $1,500 and $3,531, respectively, to a consulting firm principally owned by the Company's Chairman of the Board.

Note receivable consists of amounts due from an officer, which bear interest at the rate of 5% per annum and require monthly installments of principal and interest. The note matures December 31, 2000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

The Company has entered into a non-cancelable operating lease agreement for its corporate and manufacturing facility. In addition to monthly lease payments for the facility, the Company is required to pay utilities and certain insurance and maintenance costs. The lease provides for annual rental increases and a five-year renewal option based on certain terms and conditions. The lease expires in fiscal 2006.

Future annual minimum lease payments under this lease are as follows:


   Years Ending
     May 31,
  --------------
       2001                   $ 68,304
       2002                     74,161
       2003                     77,127
       2004                     80,212
       2005                     83,421
       Thereafter               35,325
                              --------

                              $418,550
                              ========

--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2000 and 1999

================================================================================

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

During fiscal 2000 and 1999, the Company incurred $72,910 and $70,750, respectively, related to this lease, of which $36,474 and $35,412 has been classified as a component of cost of sales in the accompanying statements of income.

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

During fiscal 2000 and 1999, total royalty and licensing expense for the royalty and licensing agreements mentioned herein totaled $18,800 and $12,071, respectively.

NOTE 9 - BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
-----------------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per common share computations:

                                                                      2000            1999
                                                                     ------          ------
Numerator for basic and diluted loss earnings per common share:
  Net gain (loss) (basic)                                          $   59,582     $ (301,123)
                                                                   ==========     ==========

Denominator for basic and diluted earnings per common share:
  Weighted average shares (basic)                                   1,418,400      1,418,400
  Common stock equivalents                                             53,062              -
                                                                   ----------     ----------
  Weighted average shares (dilutive)                                1,471,462      1,418,400
                                                                   ==========     ==========

Basic and diluted gain (loss) per common share:
  Basic                                                            $     0.04     $    (0.21)
                                                                   ==========     ==========
  Diluted                                                          $     0.04     $    (0.21)
                                                                   ==========     ==========

--------------------------------------------------------------------------------

Item 8.        Changes in and Disagreements with Accountants on
-------        ------------------------------------------------
               Accounting and Financial Disclosure.
               -----------------------------------

Not applicable.

                                   PART III
                                   --------

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
-------        ------------------------------------------------------------
               Compliance with Section 16(a) of the Exchange Act.
               -------------------------------------------------

Information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2000 Annual Meeting of Shareholders to be held on November 10, 2000, set forth under the heading "ELECTION OF DIRECTORS".

Item 10.       Executive Compensation.
--------       ----------------------

Information concerning executive compensation is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2000 Annual Meeting of Shareholders to be held on November 10, 2000, set forth under the heading "ELECTION OF DIRECTORS - Compensation of Executive Officers".

Item 11.       Security Ownership of Certain Beneficial Owners and Management.
--------       --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2000 Annual Meeting of Shareholders to be held on November 10, 2000, set forth under the heading "PRINCIPAL HOLDERS OF VOTING SECURITIES".

Item 12.       Certain Relationships and Related Transactions.
--------       ----------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2000 Annual Meeting of Shareholders to be held on November 10, 2000 set forth under the heading "ELECTION OF DIRECTORS - Relationships with Outside Firms".

Item 13.       Exhibits and Reports on Form 8-K.
--------       --------------------------------

(a)  Exhibits.
     --------

Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as part of this Report.

(b)  Reports on Form 8-K.
     -------------------

The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended May 31, 2000.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNATEM, INC.


August 24, 2000               By:  /s/ Eileen DeSwert
                                   ---------------------------------------
                                             Eileen DeSwert, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Eileen DeSwert
     ---------------------------------              August 24, 2000
     Eileen DeSwert
     President/Principal Executive
     Officer/Director

By:  /s/ Harry Cavanaugh
     ---------------------------------               August 24, 2000
     Harry Cavanaugh
     Chairman of the Board/Director

By:  /s/ Belen Ramos
     ---------------------------------               August 24, 2000
     Belen Ramos
     Chief Financial Officer

By:  /s/ Robert Anslow
     ---------------------------------               August 24, 2000
     Robert Anslow
     Director

By:  /s/ Richard Jackson
     ---------------------------------               August 24, 2000
     Richard Jackson
     Director

By:  /s/ Charles Spear
     ---------------------------------               August 24, 2000
     Charles Spear
     Director

By:  /s/ Costis Toregas
     ---------------------------------               August 24, 2000
     Costis Toregas
     Director

By:  /s/ H. Richard Anderson
     ---------------------------------               August 24, 2000
     H. Richard Anderson,
     Director

                                 EXHIBIT INDEX
                                 -------------

     The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit
Number
-------

3(a)  Restated Articles of Incorporation of the Company (1)

3(b)  Bylaws of the Company (2)

10 Standard Industrial/Commercial Multi-Tenant Lease- Modified Net dated August 22, 1995, between Pacific Highpark Partners, as lessor and the Company as lessee (3)

27    Financial Data Schedule *

___________________________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(3) Incorporated herein by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1995.