Form 10QSB
period 2000-08-31
DYNATEM INC
filed 2000-10-13
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2000.

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

  On August 31, 2000, there were 1,418,400 shares of the issuer's Common Stock outstanding.

  Transitional Small Business Disclosure Format (check one):

     Yes_____   No     X

                                 DYNATEM, INC.


                                     INDEX



Part I.   Financial Information


     Item 1.   Financial Statements

               Balance Sheets at August 31, 2000
                 and May 31, 2000                                  1

               Statements of Operations for the Three
                 Months Ended August 31, 2000
                 and 1999                                          2

               Statements of Cash Flows for the Three
                 Months Ended August 31, 2000
                 and 1999                                          3

               Notes to Financial Statements                       4

     Item 2.   Management's Discussion and Analysis or
                 Plan of Operation                                 5,6



Part II.  Other Information                                        7

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1. Financial Statements
        --------------------

                                 DYNATEM, INC.

                                BALANCE SHEETS


                                                August 31,     May 31,
                                                   2000         2000
                                               -----------    ---------
                                               (Unaudited)    (Audited)
ASSETS
------

Current assets:
   Cash and cash equivalents                   $   158,775   $   265,265
   Accounts receivable, net                        191,972       334,173
   Inventories (note 2)                            715,257       459,434
   Prepaid expenses                                 10,104        22,647
                                               -----------   -----------

          Total current assets                   1,076,108     1,081,519

Note receivable                                      1,526         2,046
Property and equipment, net                         39,909        41,516
Other assets                                        48,872        32,042
                                               -----------   -----------
                                               $ 1,166,415   $ 1,157,123
                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                            $   236,839   $   209,556
   Accrued expenses                                 74,622        71,689
                                               -----------   -----------

          Total current liabilities                311,461       281,245
                                               -----------   -----------

Shareholders' equity:
   Common stock, no par value, 50,000,000
    authorized shares; 1,418,400 shares
    issued and outstanding                       2,383,385     2,383,385
   Accumulated deficit                          (1,528,431)   (1,507,507)
                                               -----------   -----------

          Total shareholders' equity               854,954       875,878
                                               -----------   -----------

                                               $ 1,166,415   $ 1,157,123
                                               ===========   ===========



                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                  Three months ended August 31, 2000 and 1999


                                                     2000        1999
                                                  ---------  ----------

Net sales                                         $ 426,757  $  323,675
Cost of sales                                       270,266     233,939
                                                  ---------  ----------
                  Gross profit                      156,491      89,736
                                                  ---------  ----------

Operating expenses:
     Selling, general and administrative            129,417     135,477
     Research and development                        51,598      45,147
                                                  ---------  ----------

                  Total operating expenses          181,015     180,624
                                                  ---------  ----------

                  Operating loss                    (24,524)    (90,888)

Other income, net                                     3,600       3,082
                                                  ---------  ----------

Loss before income taxes                            (20,924)    (87,806)

Provision for income taxes                                -           -
                                                  ---------  ----------

Net loss                                          $ (20,924) $  (87,806)
                                                  =========  ==========

Loss per share (note 3)                           $    (.01) $     (.06)
                                                  =========  ==========
Weighted average common shares outstanding
      (note 3)                                    1,418,400   1,418,400
                                                  =========  ==========



                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                  Three months ended August 31, 2000 and 1999

                                                   2000        1999
                                                ---------    ---------

Cash flows from operating activities:
        Net loss                                $ (20,924)   $ (87,806)
        Adjustments to reconcile net
         loss to net cash used in
          operating activities:
           Depreciation and amortization            1,607        2,371
           Changes in operating assets
            and liabilities:
              Accounts receivables                142,201      (19,066)
              Inventories                        (255,823)      36,731
              Prepaid expenses                     12,543        6,331
              Accounts payable                     27,283       55,553
              Accrued expenses                      2,933        5,319
                                                ---------    ---------


                  Total adjustments               (69,256)      87,239
                                                ---------    ---------

Net cash used in operating activities             (90,180)        (567)
                                                ---------    ---------
Cash flows from investing activities:
         Increase in other assets                 (16,830)     (15,767)
                                                ---------    ---------

Cash flows from financing activities:
         Repayment of notes receivable                520          390
                                                ---------    ---------

Net decrease in cash and cash equivalents        (106,490)     (15,944)

Cash and cash equivalents, beginning balance      265,265      434,091
                                                ---------    ---------

Cash and cash equivalents, ending balance       $ 158,775    $ 418,147
                                                =========    =========

Supplemental disclosures of
   cash flow information:
       Cash paid during the quarter for:

       Income taxes                             $       -    $       -
                                                =========    =========

                See accompanying notes to financial statements.

                                 DYNATEM INC.

                         Notes to Financial Statements

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the Company's management, the accompanying unaudited statements include all adjustments including only normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of August 31, 2000, and the results of operations and cash flows for the three months ended August 31, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:


                           August 31, 2000  May 31,2000
                           ---------------  -----------

     Finished goods          $   28,610     $  15,553
     Work-in-process            207,425       132,472
     Raw materials              479,222       311,409
                             ----------     ---------

                             $  715,257     $ 459,434
                             ==========     =========


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

(4)  Foreign Currency Transactions
     -----------------------------

     For the three months ended August 31, 2000 and 1999, transactions gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.


Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Revenues for the first quarter ended August 31, 2000 and 1999 were $426,757 and $323,675, respectively. The increase is the result of an increased demand in the market for the DRC1 product.

Cost of sales for the three months ended August 31, 2000, was $270,266 or 63% of net sales and compares to $233,939 or 72% of net sales in the same period a year ago. The decrease in cost of sales as a percent of net sales was the result of improved margins of the DRC1 and other related products.

Operating expenses for the three months ended August 31, 2000 were $129,417 compared to $135,477 in the same period a year ago. The decrease of 4% is attributable to the cost reduction program initiated by the Company since last year, which is still in effect in some departments.

Research and development expenses were $51,598 and $45,147 for the three months ended August 31, 2000 and 1999, respectively. These expenses are related to the continued development of the DRC1 and new VME products such as the DPC2 boards and the D2070 boards.

The results of operations for the three months ended August 31, 2000 and 1999, reflect net losses of $20,924 and $87,806, respectively. The loss this quarter is the result of delays in scheduled shipment of approximately $290,000 in product sales out of our $1.412M backlog, due to some delayed delivery of component parts.

Income tax expense for the three months ended August 31, 2000 and 1999 are not considered material due to losses incurred during such periods. Utilization of net operating loss carry forwards will expire in various years through 2020.

Inventory for the three months ended August 31, 2000 was $715,257 compared to $376,108 in the same period a year ago. The increase relates to stocking of some hard-to-obtain allocated component parts. The strong economy has led to long lead times for some semiconductor devices and other parts. Obtaining the necessary electronic components from which to fabricate our products has become a challenge for the Company, given its relatively small size.

                                 DYNATEM, INC.


The Company is in the process of obtaining a credit line to meet its short-term working capital needs over the next 12 months.

At August 31, 2000, the Company had a current ratio of 3.45:1 compared to a ratio of 3.85:1 at May 31, 2000. The decrease is due to the slight increase in payables, due to the purchase of hard-to-obtain highly allocated inventory components. The net worth of the Company at August 31, 2000 was $854,954, compared to $875,878 as of May 31, 2000.

                                 DYNATEM, INC.


                          PART II.  OTHER INFORMATION
                                    -----------------


Items 1 through 5 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended August 31, 2000.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  DYNATEM, INC.



October 9, 2000                   By:   /s/ Eileen DeSwert
                                      -----------------------------
                                      Eileen DeSwert, President and
                                      Chief Executive Officer



October 9, 2000                   By:   /s/ Belen Ramos
                                      -----------------------------
                                      Belen Ramos, Chief Financial
                                      Officer