Form 10QSB
period 2000-11-30
DYNATEM INC
filed 2001-01-16
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2000.

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250
                                               -------

                                 DYNATEM, INC.
                                 -------------
                    (Exact name of small business issuer as
                           specified in its charter)

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

  On November 30, 2000, there were 1,418,400 shares of the issuer's Common Stock outstanding.

  Transitional Small Business Disclosure Format (check one):

  Yes_____   No   X
                -----

                                 DYNATEM, INC.


                                     INDEX

Part I.   Financial Information


   Item 1.     Financial Statements

               Balance Sheets at November 30, 2000
                 and May 31, 2000                                           1

               Statements of Operations for the Three
                 Months Ended November 30, 2000
                 and November 30, 1999                                      2

               Statements of Operations for the Six
                 Months Ended November 30, 2000
                 and November 30, 1999                                      3

               Statements of Cash Flows for the Six
                 Months Ended November 30, 2000
                 and November 30, 1999                                      4

               Notes to Financial Statements                              5,6

   Item 2.     Management's Discussion and Analysis of
                 The Financial Results                                    7,8



Part II.  Other Information                                                 9

                                 DYNATEM, INC.

                                 BALANCE SHEETS

                                                   November 30,        May 31,
                                                           2000           2000
                                                   ------------   ------------
ASSETS
------

Current assets:
   Cash                                             $    98,200   $    265,265
   Accounts receivable, net                             290,569        334,173
   Inventories (note 2)                                 744,377        459,434
   Prepaid expenses                                       8,645         22,647
                                                    -----------   ------------

                Total current assets                  1,141,791      1,081,519

Note receivable                                           1,136          2,046
Plant and equipment, net                                 35,980         41,516
Other assets                                             47,441         32,042
                                                    -----------   ------------
                                                    $ 1,226,348   $  1,157,123
                                                    ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                 $   239,567   $    209,556
   Accrued expenses                                      73,283         71,689
                                                    -----------   ------------

                Total current liabilities               312,850        281,245
                                                    -----------   ------------

Shareholders' equity:
   Common stock, no par value, 50,000,000 shares
           authorized; 1,418,400 shares issued
           and outstanding                            2,383,385      2,383,385
   Accumulated deficit                               (1,469,887)    (1,507,507)
                                                    -----------   ------------
           Total shareholders' equity                   913,498        875,878
                                                    -----------   ------------

                                                    $ 1,226,348   $  1,157,123
                                                    ===========   ============


                See accompanying notes to financial statements.

                                DYNATEM, INC.


                           STATEMENTS OF OPERATIONS

                 Three months ended November 30, 2000 and 1999


                                                        2000           1999
                                                  ----------     ----------

Net sales                                         $  654,356     $  506,306
Cost of sales                                        388,629        262,595
                                                  ----------     ----------
              Gross profit                           265,727        243,711
                                                  ----------     ----------

Operating expenses:
      Selling, general and administrative            145,804        135,514
      Research and development                        60,435         52,606
                                                  ----------     ----------

             Total operating expenses                206,239        188,120
                                                  ----------     ----------

             Operating income                         59,488         55,591

Other income and expense                                (144)         6,388
                                                  ----------     ----------
            Income before income taxes                59,344     $   61,979

Provision for income taxes                               800            800
                                                  ----------     ----------

             Net income                           $   58,544     $   61,179
                                                  ==========     ==========

Income per share - basic                          $      .04     $      .04
                                                  ==========     ==========

Income per share - diluted                        $      .04     $      .04
                                                  ==========     ==========

Weighted average shares outstanding - basic        1,418,400      1,418,400
                                                  ==========     ==========

Weighted average shares outstanding - diluted      1,651,324      1,418,400
                                                  ==========     ==========

                See accompanying notes to financial statements

                                 DYNATEM, INC.


                           STATEMENTS OF OPERATIONS

                  Six months ended November 30, 2000 and 1999


                                                          2000        1999
                                                    ----------  ----------

Net sales                                           $1,081,113  $  829,981
Cost of sales                                          658,895     496,534
                                                    ----------  ----------
              Gross profit                             422,218     333,447
                                                    ----------  ----------

Operating expenses:
      Selling, general and administrative              275,221     270,991
      Research and development                         112,033      97,753
                                                    ----------  ----------

             Total operating expenses                  387,254     368,744
                                                    ----------  ----------

             Operating income (loss)                    34,964     (35,297)

Other income, net                                        3,456       9,470
                                                    ----------  ----------

             Net income (loss) before taxes             38,420     (25,827)

Provision for income taxes                                 800         800
                                                    ----------  ----------

             Net income (loss)                      $   37,620  $  (26,627)
                                                    ==========  ==========

Income (loss) per share - basic                     $      .03  $     (.02)
                                                    ==========  ==========

Income (loss) per share - diluted                   $      .02  $     (.02)
                                                    ==========  ==========

Weighted average shares outstanding - basic          1,418,400   1,418,400
                                                    ==========  ==========

Weighted average shares outstanding - diluted        1,644,164   1,418,400
                                                    ==========  ==========


                See accompanying notes to financial statements

                                DYNATEM, INC.

                          STATEMENTS OF CASH FLOWS

                For Six months ended November 30, 2000 and 1999

                                                          2000            1999
                                                   -----------       ---------

Cash flows from operating activities:
      Net income (loss)                            $   37,620       $ (26,627)
      Adjustments to reconcile net income
       (loss) to net cash used in
       operating activities:
           Depreciation and amortization                8,363           4,741
        Changes in operating assets
         and liabilities:
             Accounts receivable                       43,604         (26,308)
             Inventories                             (284,943)         (6,589)
             Prepaid expenses                          14,002          14,728
             Accounts payable                          30,011         (50,429)
             Accrued expenses                           1,594          11,726
                                                   ----------       ---------

                  Total adjustments                  (187,369)        (52,131)
                                                   ----------       ---------

Net cash used in operating activities                (149,749)        (78,758)
                                                   ----------       ---------
Cash flows from investing activities:
      Other assets                                    (15,399)        (37,449)
      Purchases of property & equipment                (2,827)              -
                                                   ----------       ---------

Net cash used in investing activities                 (18,226)        (37,449)
                                                   ----------       ---------
Cash flows from financing activities:
      Repayment of notes receivable                       910             910
                                                   ----------       ---------

Net decrease in cash and cash equivalents            (167,065)       (115,297)

Cash and cash equivalents, beginning balance          265,265         434,091
                                                   ----------       ---------

Cash and cash equivalents, ending balance          $   98,200       $ 318,794
                                                   ==========       =========

Supplemental disclosures of
   cash flow information:
         Cash paid during the period for:

         Taxes                                     $      800       $     800
                                                   ==========       =========


          See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         Notes to Financial Statements

   (1)  Interim Accounting Policy
        -------------------------

        In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of November 30, 2000 and the results of operations and cash flows for the three and six months ended November 30, 2000 and November 30, 1999, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

   (2)  Inventories
        -----------

        A summary of inventories follows:

                           November 30, 2000  May 31, 2000
                           -----------------  ------------

        Finished Goods              $ 44,442      $ 15,553
        Work-in-process              223,313       132,472
        Raw Materials                476,622       311,409
                                    --------      --------

                                    $744,377      $459,434
                                    ========      ========

   (3)  Income Per Share
        ----------------

        Income (loss) per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants is included in the computation of net income per diluted share in the periods when net income is reflected using the treasury stock method. Such information is not included when net loss is reflected because the effect would be antidilutive.

   (4)  Foreign Currency Transactions
        -----------------------------

        For the three-month and six-month ended November 30, 2000 and 1999, transaction gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.


                         Notes to Financial Statements


   (5)  Income Taxes
        ------------

        Income tax expense for the three-month and six-month periods ended November 30, 2000 and 1999 are not considered material due to the utilization of net operating loss carryforwards.

        The Company had Federal and state net operating loss carryforwards of $1,680,000 and $74,000 at May 31, 2000, which, if not utilized to offset future taxable income, will expire in various years through 2020.

  (6)   Line of Credit
        --------------

        On October 6, 2000, the Company entered into a $100,000 line of credit with a bank bearing interest at 11.50% and guaranteed by certain Company officers. As of November 30, 2000, there were no borrowings on this line of credit.

                                 DYNATEM, INC.


Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Net sales for the three months ended November 30, 2000, increased 29.2% to $654,356 compared to net sales of $506,306 in the same period a year ago. For the six months ended November 30, 2000, net sales were $1,081,113, $251,132 higher than the corresponding period in the previous fiscal year, for an increase of 30.3%. The increase in total net sales was due to the shipment of approximately $290,000 that did not ship during the first quarter due to a delay in receipt of component parts and also the result of an increased demand in the market for the DRCI product.

Cost of sales for the three months ended November 30, 2000, was $388,629 or 59.4% of net sales and compares to $262,595 or 51.9% of net sales in the same period a year ago. For the six months ended November 30, 2000, cost of sales of $658,895 represented 60.9% of net sales and compares to $496,534 representing 59.8% of net sales for the same period a year ago.

Selling, general and administrative expenses for the three-month and six-month periods ended November 30, 2000, were $145,804 and $275,221, as compared to $135,514 and $270,991 the same period a year ago. The slight increase is attributed to curtailing the cost reduction program initiated by the Company since last year.

Research and development expenses for three-month and six-month period ended November 30, 2000, were $60,435 and $112,033 as compared to $52,606 and $97,753 the same period a year ago. The Company continues to expand the use of internal design engineers to optimize its ability to schedule the completion of its product on a more timely basis.

For the three-month and six-month periods ended November 30, 2000, net earnings are $58,544 and $37,620 respectively, compared to net income of $61,179 and a net loss of $26,627, for the same periods ended November 30, 1999.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire in various years through 2020.

Inventory for the six months ended November 30, 2000 was $744,377 compared to $419,428 in the same period a year ago. The increase is the result of purchasing certain hard-to-obtain allocated component parts. The strong economy has led to long lead times for some semiconductor devices and other parts. Obtaining the necessary electronic components from which to fabricate our products has become a challenge for the Company, given its relatively small size.

At November 30, 2000, the Company's working capital was $828,941 and its current ratio was 3.65:1 compared to $800,274 and a ratio of 3.84:1 as of May 31, 2000. The Company has obtained a credit line of $100,000 from a bank to meet its short-term working capital needs over the next 12 months.

                                 DYNATEM, INC.


                          PART II.  OTHER INFORMATION
                          ---------------------------

Items 1 through 3 and 5 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended November 30, 2000.


Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------

On November 10, 2000, the Company held its annual meeting of shareholders and took the following actions:

ELECTION OF DIRECTORS

The following persons were duly elected to the Company's Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

     Directors            Yes        No
     ---------            ---        --

Robert Anslow          1,177,371    200

Harry Cavanaugh        1,177,371    200

Eileen DeSwert         1,177,371    200

Richard Jackson        1,177,371    200

Costis Toregas         1,177,371    200

Charles Spear          1,177,371    200

H. Richard Anderson    1,177,371    200

Michael Horan          1,177,371    200


APPOINTMENT OF AUDITORS

The shareholders approved the appointment of the accounting firm of Corbin & Wertz as its independent auditors for the fiscal year ending May 31, 2001. Such appointment was approved by 1,177,371 votes and 200 votes either abstained or voted against approval of the appointment.

                                 DYNATEM, INC.


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 DYNATEM, INC.



     January 10, 2001       By:  /s/ EILEEN DESWERT
                                 -------------------------------------
                                 Eileen DeSwert
                                 President and Chief Executive Officer



     January 10, 2001       By:  /s/ BELEN RAMOS
                                 -------------------------------------
                                 Belen Ramos
                                 Chief Financial Officer

                                 DYNATEM, INC.

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number

3(a)   Restated Articles of Incorporation of the Company (1)

3(b)   Amended and Restated Bylaws of the Company (2)

----------------

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.