Form 10QSB
period 2001-02-28
DYNATEM INC
filed 2001-04-09
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28,
                                     2001.

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250
                                               -------


                                 DYNATEM,INC.
                         -----------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

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


                                (949) 855-3235
                            -----------------------
                          (Issuer's telephone number)

                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X     No
                                                              -------
_______

  On March 31, 2001, there were 1,418,400 shares of the issuer's Common Stock outstanding.

  Transitional Small Business Disclosure Format (check one):
  Yes_____   No   X
                -----

                                 DYNATEM, INC.

                                     INDEX



Part I.    Financial Information


  Item 1.      Financial Statements


               Balance Sheets at February 28,2001
                    and May 31, 2000                                       1

               Statements of Operations for the Three
                    Months Ended February 28, 2001
                    and February 29, 2000                                  2

               Statements of Operations for the Nine
                    Months Ended February 28, 2001
                    and February 29, 2000                                  3

               Statements of Cash Flows for the Nine
                    Months Ended February 28, 2001
                    and February 29, 2000                                  4

               Notes to Financial Statements                              5,6

  Item 2.      Management's Discussion and Analysis of
                    The Financial Results                                 7,8

Part II.   Other Information                                               9

                                 DYNATEM, INC.

                                BALANCE SHEETS

                                                    February 28,   May 31,
ASSETS                                                  2001        2000
------                                              -----------  -----------

Current assets:
   Cash                                              $  221,332  $   265,265
   Accounts receivable, net                             535,590      334,173
   Inventories                                          765,045      459,434
   Prepaid expenses and other                            26,227       22,647
                                                     ----------  -----------

                Total current assets                  1,548,194    1,081,519

Note receivable                                             486        2,046
Property and equipment, net                              33,066       41,516
Other assets                                             43,213       32,042
                                                     ----------  -----------
                                                     $1,624,959  $ 1,157,123
                                                     ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                 $   336,962  $   209,556
   Accrued expenses                                      99,808       71,689
                                                    -----------  -----------

                Total current liabilities               436,770      281,245
                                                    -----------  -----------

Shareholders' equity:
   Common stock, no par value, 50,000,000 shares
           authorized; 1,418,400 shares issued
           and outstanding                            2,383,385    2,383,385
   Accumulated deficit                               (1,195,196)  (1,507,507)
                                                    -----------  -----------

           Total shareholders' equity                 1,188,189      875,878
                                                    -----------  -----------

                                                    $ 1,624,959  $ 1,157,123
                                                    ===========  ===========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                           STATEMENTS OF OPERATIONS

          Three months ended February 28, 2001 and February 29, 2000


                                                     2001        2000
                                                  ----------  ----------
Net sales                                         $1,017,171  $  469,860
Cost of sales                                        515,672     274,597
                                                  ----------  ----------
                  Gross profit                       501,499     195,263
                                                  ----------  ----------

Operating expenses:
           Selling, general and administrative       179,930     145,554
           Research and development                   51,844      54,323
                                                  ----------  ----------

                  Total operating expenses           231,774     199,877
                                                  ----------  ----------

                  Operating income (loss)            269,725     ( 4,614)

Other income, net                                      4,966       4,899
                                                  ----------  ----------

                  Net income                         274,691  $      285
                                                  ==========  ==========

Basic income per share                                  $.19  $      .00
                                                  ==========  ==========

Diluted income per share                                $.17  $      .00
                                                  ==========  ==========

Weighted average shares outstanding - basic        1,418,400   1,418,400
                                                  ==========  ==========

Weighted average shares outstanding - diluted      1,639,819   1,418,400
                                                  ==========  ==========


                See accompanying notes to financial statements

                                 DYNATEM, INC.


                           STATEMENTS OF OPERATIONS

           Nine months ended February 28, 2001 and February 29, 2000

                                                        2001       2000
                                                    ----------  ----------
Net sales                                           $2,098,284  $1,299,841
Cost of sales                                        1,174,567     771,131
                                                    ----------  ----------

                  Gross profit                         923,717     528,710
                                                    ----------  ----------

Operating expenses:
           Selling, general and administrative         455,151     416,545
           Research and development                    163,877     152,076
                                                    ----------  ----------

                  Total operating expenses             619,028     568,621
                                                    ----------  ----------

                  Operating income (loss)              304,689     (39,911)

Other income, net                                        8,422      14,369
                                                    ----------  ----------

                  Net income (loss) before taxes       313,111     (25,542)

Provision for income taxes                                 800         800
                                                    ----------  ----------

             Net income (loss)                      $  312,311  $  (26,342)
                                                    ==========  ==========
Basic income (loss) per share                       $      .22  $     (.02)
                                                    ==========  ==========

Diluted income (loss) per share                     $      .19  $     (.02)
                                                    ==========  ==========

Weighted average shares outstanding - basic          1,418,400   1,418,400
                                                    ==========  ==========

Weighted average shares outstanding - diluted        1,639,819   1,418,400
                                                    ==========  ==========

                See accompanying notes to financial statements

                           STATEMENTS OF CASH FLOWS

         For nine months ended February 28, 2001 and February 29, 2000

                                                         2001        2000
                                                      ---------   ----------
Cash flows from operating activities:
   Net income (loss)                                  $ 312,311    $ (26,342)
   Adjustments to reconcile net income
    (loss) to net cash used in
     operating activities:
  Depreciation and amortization                          11,519        7,111
      Changes in operating assets
       and liabilities:
         Accounts receivables                          (201,417)     (71,313)
         Inventories                                   (305,611)     (49,811)
         Prepaid expenses                                (3,580)      (8,174)
         Accounts payable                               127,406      (17,650)
         Accrued expenses                                28,119       23,022
                                                      ---------    ---------
        Total adjustments                              (343,564)    (116,815)
                                                      ---------    ---------

Net cash used in operating activities                   (31,253)    (143,157)
                                                      ---------    ---------
Cash flows from investing activities:
   Other assets                                         (11,171)     (24,719)
   Purchases of property & equipment                     (3,069)     ( 1,630)
                                                      ---------    ---------

Net cash used in investing activities                   (14,240)     (26,349)
                                                      ---------    ---------
Cash flows from financing activities:
   Repayment of notes receivable                          1,560        1,430
                                                      ---------    ---------

Net decrease in cash and cash equivalents               (43,933)    (168,076)

Cash and cash equivalents, beginning balance            265,265      434,091
                                                      ---------    ---------

Cash and cash equivalents, ending balance             $ 221,332    $ 266,015
                                                      =========    =========
Supplemental disclosures of
 cash flow information:
     Cash paid during the period for:

     Taxes                                            $     800    $     800
                                                      =========    =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         Notes to Financial Statements

 (1)    Interim Accounting Policy
        -------------------------

        In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of February 28, 2001 and the results of operations and cash flows for the three and nine months ended February 28, 2001 and February 29, 2000, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.
        Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

   (2)  Inventories
        -----------

        A summary of inventories follows:

                               February 28, 2001      May 31, 2000
                               -----------------      ------------

        Finished goods              $ 45,900            $ 15,553
        Work-in-process              229,515             132,472
        Raw materials                489,630             311,409
                                    --------            --------

                                    $765,045            $459,434
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

   (4)  Foreign currency transactions
        -----------------------------

        For the three-month and nine-month periods ended February 28, 2001 and February 29, 2000, transaction gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.

                         Notes to Financial Statements


   (5)  Income taxes
        ------------

        Income tax expense for the three-month and nine-month periods ended February 28, 2001 and February 29, 2000 are not considered material due to the Company's net operating loss carryforwards.

        At May 31, 2000, the Company had Federal and state net operating loss carryforwards of $1,680,000 and $74,000, respectively, which, if not utilized to offset future taxable income, will expire in various years through 2020.

   (6)  Line of Credit
        --------------

        On October 6, 2000, the Company entered into a $100,000 line of credit with a bank bearing interest at prime + 2% and guaranteed by certain Company officers. As of February 28, 2001, there were no borrowings against this line of credit.

                                 DYNATEM, INC.



Item 2.  Management's Discussion and Analysis of the Financial Results
         -------------------------------------------------------------

Net sales for the three months ended February 28, 2001, increased 116.5% to $1,017,171 over net sales of $469,860 in the same period a year ago. For the nine months ended February 28, 2001, net sales were $2,098,284, $798,443 higher than the corresponding period in the previous fiscal year, for an increase of 61.4%. The increase in total net sales was due primarily to an increased demand for the DRC1 product.

Cost of sales for the three months ended February 28, 2001, was $515,672 or 50.7% of net sales and compares to $274,597 or 58.4% of net sales in the same period a year ago. For the nine months ended February 28, 2001, cost of sales of $1,174,567 represented 56% of net sales and compares to $771,131, representing 59.3% of net sales for the same period a year ago. The three-month and nine-month decrease of cost of sales as a percentage of net sales is the result of product mix factors, most specifically, lower cost of materials and production cost of the DRC1 family of boards and using outside manufacturing facilities on a contractual basis.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 2001, were $179,930 and $455,151, as compared to $145,554 and $416,545 the same period a year ago. The increase in selling, general and administrative expenses is primarily due to increased royalty expense, salaries and wages and selling expense as a result of increased sales.

Research and development expenses for three-month and nine-month periods ended February 28, 2001, were $51,844 and $163,877 as compared to $54,323 and $152,076 the same period a year ago. The Company continues to increase the use of internal design engineers, optimizing its ability to schedule the completion of its products on a more timely basis.

For the three-month and nine-month periods ended February 28, 2001, net earnings are $274,691 and $312,311, compared to net earnings of $285 and a net loss $26,342, for the same periods ended February 29, 2000. Net earnings for the nine-month periods as a percentage of sales increased from -2.02% for 2000 to 14.9% for 2001 due to increased revenues and lower per unit cost of sales.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire in various years through 2020.

                                 DYNATEM, INC.


         Management's Discussion and Analysis of the Financial Results
         -------------------------------------------------------------

Inventory for the nine months ended February 28, 2001, was $765,045 compared to $462,650 in the same period a year ago. The increase is the result of purchasing in volume certain hard-to-obtain allocated component parts, some of which have long lead times.

At February 28, 2001, the Company's working capital was $1,111,425 and its current ratio was 3.54:1 compared to $800,274 and a ratio of 3.85:1 as of May 31, 2000. The Company has obtained a credit line of $100,000 from a bank to meet its short-term working capital needs.

                                 DYNATEM, INC.


                          PART II.  OTHER INFORMATION
                          ---------------------------

Items 1 through 6 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended February 28, 2001.


                                    SIGNATURES
                                    ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DYNATEM, INC.



March 26, 2001           By: /s/ Eileen DeSwert
                             ------------------------------------
                             Eileen DeSwert
                             President and Chief
                             Executive Officer


March 26, 2001           By: /s/ Belen Ramos
                             ------------------------------------
                             Belen Ramos
                             Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number

3(a)      Restated Articles of Incorporation of the Company(1)

3(b)      Amended and Restated Bylaws of the Company(2)


_________________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 1997.