Form 10KSB40
period 2001-05-31
DYNATEM INC
filed 2001-08-28
CIK 795424

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended May 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16250

                                 DYNATEM, INC.
                                 -------------
                (Name of small business issuer in its charter)


          California                                             95-3627099
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                                Identification
No.)

23263 Madero, Suite C
Mission Viejo, California                                          92691
---------------------------------------                       ----------------
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

     The issuer's revenues for its most recent fiscal year were $3,228,639.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $552,961 on August 1, 2001.

     On August 1, 2001, there were 1,418,400 shares of the issuer's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the issuer's Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on November 12, 2001, are incorporated herein by reference into Part III hereof, to the extent indicated herein.


Transitional Small Business Disclosure Format  Yes ___  No   X
                                                           -----

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

The Company currently designs, manufactures, distributes and markets more than 250 products or product variations including microcomputers, microcomputer systems, microcomputer modules, software and peripherals and markets such products and other licensed products individually or as components of a system.

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

Another new area of design activity has been based upon the Compact PCI Bus. These products have a similar form factor to the VMEbus but use the PCI bus as the basis for the interface between modules. This is a simpler and less expensive design than the VMEbus-based products, and from a design and support point of view is a subset of the Pentium-based VMEbus products. The Compact PCI Bus' popularity is based upon its simplicity, high bandwidth and reliability and relatively low cost. Its simplicity and low cost are due to its reliance on architectures and components found in the desktop world.

Market
------

The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, Japan and Mexico. For the year ended May 31, 2001, export sales grew 83% and accounted for 12% of the Company's net sales.

For the last two fiscal years the export net sales and the percentage to total net sales were:

      Year                   Amount                 % of Total Net Sales
----------------          ---------------         -------------------------
           2001              $375,315                        12%
           2000              $204,487                        11%


Products
--------

The Company's products generally consist of modular single board microcomputers known as Central Processing Unit (CPU) boards, peripheral systems and software. The products are intended for use by manufacturing companies seeking to increase efficiency and productivity through factory automation, sensor monitoring, process control and other electronic implementations. The military services use Dynatem products for a number of applications including navigation, control of systems and rapid handling of data. The Company provides warranties ranging from 90 days to one year on all products sold.

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

     Over the past two years, the Company has continued to develop new low cost versions of its D360 board for use in higher volume traffic and OEM applications. The D2070 traffic controller, based on the 68360 processor, has been designed into traffic controllers for the City of Houston, Texas. Another 68360-based processor module was chosen as controller for overhead displays for the New York Long Island Expressway. Still another high volume customer has designed the D360 board as a power station monitor for analysis of electrical generating stations.

     Software.  The Company offers to its customers software drivers that it has
     --------
     developed, and software which the Company purchases from other suppliers. The Company believes that there are alternative sources of supply for such software. Since all of the modules offered are part of highly integrated real-time systems, it is essential that all boards work well together. For this reason, the Company is required to provide drivers for all the board level products, enabling them to run any of the standard real-time operating systems. The Company therefore distributes, sells and supports real-time operating systems that have been modified to work with the Dynatem products. This is a value-added service, which ties the Company more closely to its customer base.

Operations
----------

The Company's products are manufactured either at the Company's facility in Mission Viejo, California, or by outside assembly contractors. They are produced from the Company's designs using standard, semi-custom and custom components such as multi-layer circuit boards.

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

There are over 200 VMEbus vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with Dynatem. Details of unique characteristics of the Company's offerings are more fully described in "Products" above.

Marketing of the Company and the Company's products is accomplished through direct marketing and telemarketing efforts. Direct marketing efforts include responding to inquiries generated through press releases, trade publications, advertising, current customer lists and other similar leads. Telemarketing is utilized to inform current and potential customers of new products and technical product changes, as well as allow the Company to evaluate the market and customer needs. Implementation of a World Wide Web site (www.dynatem.com) has
                                                          ---------------
been accomplished over the past few years. It has become an effective means of attracting new customers throughout the world. It has also become an excellent product and technical reference for existing and potential customers.

Research and Development
------------------------

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 2001 and 2000, were $243,192 and $209,876, respectively.

In the last fiscal year, the Company introduced a CPU board product to replace and surpass the DRC1, the Company's Pentium II based VMEbus single-board computer. This product, designated the DPC2, utilizes a faster processor, the Pentium III, and supports more DRAM (up to 384 Mbytes). I/O is more flexible and there is additional memory on-board which can be freely accessed from the on-board Pentium III and the VMEbus. The DPC2 has received good acceptance and is in production for customers. A companion product, the CPC2, is designed for the Compact PCI market. This also utilizes the features of the DPC2 such as a faster processor (Pentium III), more memory and large I/O capability. Units will be available for customer evaluation in the Fall of 2001.

The engineering team has also progressed in the development of a traffic controller, which the Company anticipates will be accepted as a standard development and in-field system by the State of California Department of Transportation (Cal Trans). Production of the traffic controller board is presently being delivered for installation in a major United States city.

Integration and support efforts continue, resulting in several important design-ins based on a combination of Dynatem and/or Microsys CPU cards, PMC support cards, third-party software and the Company's software.

Employees
---------

At present the Company employs 15 people in sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are very good.

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


Item 2.   Description of Property.
-------   -----------------------

The Company's executive offices and manufacturing plant are located in a 6,357 square foot facility in Mission Viejo, California. The facility is leased from an unaffiliated party for a term expiring in January 2006, and is currently adequate to meet the Company's needs.


Item 3.   Legal Proceedings.
-------   -----------------

Not applicable


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ---------------------------------------------------

Not applicable

                                    PART II
                                    -------

Item 5.   Market for Common Equity and Related Stockholder Matters.
-------   --------------------------------------------------------

There is a limited trading market for the Company's Common Stock. Set forth below is the high and low sale price of the Company's Common Stock for the periods indicated, as reported by "The Pink Sheets" weekly OTC Market Report. This report lists the firms who make a market in the Common Stock. The OTC Report presents inter-dealer sales without adjustment for retail mark-up, markdown or commissions. Trading in the Company's Common Stock is limited in volume and may not be a reliable indicator of its market value.





                                             Fiscal Years Ended May 31,
                                            2001                    2000
                                    ---------------------   --------------------
                                       High       Low         High        Low
                                    ---------  ----------   --------   ---------
First Quarter                         0.7500     0.6250      0.6250      0.2500
Second Quarter                        1.0000     0.6875      0.5625      0.2188
Third Quarter                         0.6875     0.6875      0.5313      0.2188
Fourth Quarter                        1.0000     0.6500      4.0000      0.2188

As of August 1, 2001, there were approximately 215 shareholders reported to the Company by Continental Stock Transfer and Trust Company, the Company's Transfer Agent, and ADP Investor Communications Services, the firm which handles communications with shareholders holding stock in street name.

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


Item 6.          Management's Discussion and Analysis or Plan of Operation.
-------          ---------------------------------------------------------

Results of Operations
---------------------

Net sales for the Company's fiscal year ended May 31, 2001 increased 68% to $3,228,639 as compared to net sales of $1,925,738 in fiscal year 2000. The increase in total net sales is attributed to the long expected surge in market demand for the DRC1 system. Export sales amounted to $375,315, representing 12% of the total net sales for the fiscal year ended May 31, 2001. The increase in foreign sales is also attributable to increased demand for the DRC1.

Gross profit as a percentage of sales increased from 42% in fiscal year 2000 to 44% in the fiscal year ended May 31, 2001, reflecting the continued growth of sales of the DRC1 products which contribute to higher margins.

Selling, general and administrative expenses were $698,053 for fiscal year 2001 compared to $550,922 for fiscal year 2000, a 27% increase. The increase was principally the result of adding new staff to cope with the increased level of business and for providing more competitive salaries, wages and benefits to assist in retaining personnel.

Research and development costs were $243,192 in fiscal year 2001 compared to $209,876 in fiscal year 2000, a 16% increase. The increase is attributable to the continued development of the DPC2 product launched in Fiscal 2001 and the new Compact PCI unit, the CPC2, which will go to market in calendar 2001. The Company will continue to expand its employment of in-house design engineers in order to optimize the scheduling and completion of its new products, to design integrated computer solutions for its customers as well as to design more cost competitive product alternatives.

At May 31, 2001, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carry forwards and tax credits, which will expire on various dates through the year 2019.

As a result of the above factors, net income was $477,687 in fiscal year 2001, a $418,105 increase from the $59,582 net income reported in fiscal year 2000.

Liquidity and Capital Resources
-------------------------------

As of May 31, 2001, the Company's working capital was $1,284,374 and its current ratio was 3.92 to 1. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2002. The Company has arranged for a line of credit of $100,000 with its bank and may consider other sources of capital should the need arise.

Future Trends
-------------

The Company continues to launch new products of its own design and expects a significant growth in sales of Microsys products over the next year.

The Company continues to develop relationships to resell the board-level products of other manufacturers.

Relationships with system integrators who are reselling Company products, have already created some potentially good opportunities. These new sales channels are expected to expand over the next year.

The Company's PC-compatible VMEbus module has been designed into several fairly large, long-term programs, and it is being well received by the VMEbus market. CompactPCI versions of this product should be equally well received. The Company has put great effort into being first to the market with error-free versions of several popular real-time operating systems. As the PC-compatible market changes, the Company will, in a timely manner, attempt to achieve market leadership by offering new products based upon the latest PC-compatible technology.

The Company will continue to take advantage of local contract manufacturing facilities utilizing the most modern techniques of SMT (Surface Mount
                                                        -       -
Technology) and BGA (Ball Grid Array).
-                    -    -    -

Item 7.   Financial Statements.
-------   --------------------



                             INDEX


Independent Auditors' Report.........................         F-1

Balance Sheet as of May 31, 2001.....................         F-2

Statements of Operations for the years ended
 May 31, 2001 and 2000...............................         F-3

Statements of Shareholders' Equity for the
 years ended May 31, 2001 and 2000...................         F-4

Statements of Cash Flows for the years
   ended May 31, 2001 and 2000.......................         F-5

Notes to Financial Statements for the years
 ended May 31, 2001 and 2000......................... F-6 to F-17

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



Board of Directors
Dynatem, Inc.


We have audited the accompanying balance sheet of Dynatem, Inc. (the "Company") as of May 31, 2001, and the related statements of operations, shareholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.


                                             CORBIN & WERTZ


Irvine, California
July 20, 2001

                                                                   DYNATEM, INC.

                                                                   BALANCE SHEET


                                                                             May 31, 2001
                                                                            --------------
ASSETS

Current assets:
  Cash and cash equivalents                                                   $   704,845
  Accounts receivable, net of allowance for doubtful accounts of $10,500          422,878
  Inventories                                                                     568,975
  Prepaid expenses and other                                                       26,866
                                                                              -----------

     Total current assets                                                       1,723,564

Property and equipment, net                                                        46,841

Other assets                                                                       22,350
                                                                              -----------

                                                                              $ 1,792,755
                                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $   224,117
  Accrued expenses                                                                215,073
                                                                              -----------

     Total current liabilities                                                    439,190
                                                                              -----------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value, 50,000,000 shares authorized;
   1,418,400 shares issued and outstanding                                      2,383,385
  Accumulated deficit                                                          (1,029,820)
                                                                              -----------

     Total shareholders' equity                                                 1,353,565
                                                                              -----------

                                                                              $ 1,792,755
                                                                              ===========


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                  accompanying notes to the financial statements

                                                                    DYNATEM, INC
                                                        STATEMENTS OF OPERATIONS

                                                      Years Ended May 31,
                                                   -------------------------
                                                      2001           2000
                                                   ----------     ----------
Net sales                                          $3,228,639     $1,925,738

Cost of sales                                       1,820,140      1,122,775
                                                   ----------     ----------

     Gross profit                                   1,408,499        802,963
                                                   ----------     ----------

Operating expenses:
  Selling, general and administrative                 698,053        550,922
  Research and development                            243,192        209,876
                                                   ----------     ----------

     Total operating expenses                         941,245        760,798
                                                   ----------     ----------

     Income from operations                           467,254         42,165

Other income:
  Interest income                                      11,233         18,217
                                                   ----------     ----------

Income before income taxes                            478,487         60,382

Income taxes                                              800            800
                                                   ----------     ----------

Net income                                         $  477,687     $   59,582
                                                   ==========     ==========

Net income available to common shareholders per
  common share:
  Basic                                            $     0.34     $     0.04
                                                   ==========     ==========
  Diluted                                          $     0.31     $     0.04
                                                   ==========     ==========

Weighted average number of common shares
  outstanding:
  Basic                                             1,418,400      1,418,400
                                                   ==========     ==========
  Diluted                                           1,530,794      1,471,462
                                                   ==========     ==========


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                  accompanying notes to the financial statements

                                                                    DYNATEM, INC

                                              STATEMENTS OF SHAREHOLDERS' EQUITY

                                       For The Years Ended May 31, 2001 and 2000

                                                                                     Total
                                        Common Stock               Accumulated    Shareholders'
                                  ------------------------
                                   Shares         Amount             Deficit         Equity
                                  ---------    -----------        ------------     ----------
Balances at June 1, 1999          1,418,400    $ 2,383,385        $ (1,567,089)    $  816,296

Net income                                -              -              59,582         59,582
                                  ---------    -----------        ------------     ----------

Balances at May 31, 2000          1,418,400      2,383,385          (1,507,507)       875,878

Net income                                -              -             477,687        477,687
                                  ---------    -----------        ------------     ----------

Balance at May 31, 2001           1,418,400    $ 2,383,385        $ (1,029,820)    $1,353,565
                                  =========    ===========        ============     ==========


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                  accompanying notes to the financial statements

                                                                   DYNATEM, INC.

                                                        STATEMENTS OF CASH FLOWS


                                                          Years Ended May 31,
                                                         ---------------------
                                                            2001        2000
                                                         ---------   ---------
Cash flows from operating activities:
  Net income                                             $ 477,687   $  59,582
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                            29,444      32,375
   Allowance for doubtful accounts                             500      (2,300)
   Changes in operating assets and liabilities:
     Accounts receivable                                   (89,205)   (143,489)
     Inventories                                          (109,541)    (46,595)
     Prepaid expenses and other                             (4,219)     (2,018)
     Accounts payable                                       14,561     (34,694)
     Accrued expenses                                      143,384      34,035
                                                         ---------   ---------

  Net cash provided by (used in) operating activities      462,611    (103,104)
                                                         ---------   ---------

Cash flows from investing activities:
  Purchases of property and equipment                      (19,999)    (29,981)
  Principal repayments on note receivable                    2,046       2,340
  Increase in other assets                                  (5,078)    (38,081)
                                                         ---------   ---------

  Net cash used in investing activities                    (23,031)    (65,722)
                                                         ---------   ---------

Net change in cash and cash equivalents                    439,580    (168,826)

Cash and cash equivalents, beginning of year               265,265     434,091
                                                         ---------   ---------

Cash and cash equivalents, end of year                   $ 704,845   $ 265,265
                                                         =========   =========

Supplemental disclosures of cash flow information -
  Cash paid during the year for:

    Interest                                             $       -   $       -
                                                         =========   =========
    Income taxes                                         $     800   $     800
                                                         =========   =========


--------------------------------------------------------------------------------
                                            See independent auditors' report and
                                  accompanying notes to the financial statements

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000


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

Concentrations of Credit Risks
------------------------------

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. At May 31, 2001, the Company had approximately $375,000 in excess of this limit.

The Company sells products to customers throughout the United States and in several foreign countries. The Company performs periodic credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

During fiscal 2001, the Company had sales to five customers which represented 63% of net sales. During fiscal 2000, the Company had sales to three customers which represented 35% of net sales. At May 31, 2001, three customers accounted for 75% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2001 and 2000, export sales represented 12% and 11% of net sales, respectively.

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with a technology business including the potential risk of business failure.

--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for losses on accounts receivable, provisions for slow moving and obsolete inventories and estimates for current and deferred taxes. Actual results could materially differ from those estimates.

Cash Equivalents
----------------

Cash equivalents consist of highly liquid investments (Certificates of Deposits) with original maturities of 90 days or less. At May 31, 2001, cash equivalent balances totaled $181,200.

Inventories
-----------

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the average cost method. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At May 31, 2001, management believes that inventories are carried at their net realizable value.

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


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Long-Lived Assets
-----------------

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At May 31, 2001, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's service or products will continue which could result in impairment on long-lived assets.

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

Warranties
----------

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future warranty obligations related to certain product and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $17,500 at May 31, 2001.

Revenue Recognition
-------------------

Revenues from product sales are recognized at the time the product is shipped.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Advertising
-----------

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended May 31, 2001 and 2000 totaled $9,320 and $20,080 respectively.

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

Foreign Currency Transactions
-----------------------------

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. During fiscal 2001 and 2000, the Company had no foreign currency gains.

Accounting for Stock-Based Compensation
---------------------------------------

The Company accounts for stock-based compensation issued to employees using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

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

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Basic and Diluted Earnings Per Common Share
-------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the methodology of calculating earnings per common share. The adoption of SFAS 128 has not materially impacted the Company's financial position or results of operations.

Basic earnings per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding assuming all dilutive potential common shares were issued (using the treasury stock method) (see Note 9).


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------

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

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

Segments of an Enterprise and Related Information
-------------------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The adoption of SFAS 131 has not materially impacted the Company's financial position or results of operations as the Company currently operates in one segment.

Derivative Instruments
----------------------

The Company has adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS 137 and 138). The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following at May 31, 2001:

          Raw materials and component parts                                                     $ 277,387
          Work-in-process                                                                         215,450
          Finished goods                                                                           76,138
                                                                                                ---------

                                                                                                $ 568,975
                                                                                                =========

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at May 31, 2001:

          Machinery and equipment                                                               $ 393,914
          Product tooling                                                                         250,847
          Furniture and fixtures                                                                   98,860
                                                                                                ---------
                                                                                                  743,621

          Accumulated depreciation                                                               (696,780)
                                                                                                ---------

                                                                                                $  46,841
                                                                                                =========

During fiscal 2001 and 2000, depreciation expense totaled $14,674 and $12,551, respectively.

NOTE 4 - OTHER ASSETS
---------------------

Other assets consist of the following at May 31, 2001:

          Capitalized software and prepaid computer
           network expense, net                                                                 $  15,892
          Deposits                                                                                  6,458
                                                                                                ---------

                                                                                                $  22,350
                                                                                                =========

During fiscal 2001 and 2000, amortization expense on capitalized software totaled $14,770 and $19,824, respectively.



--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000

NOTE 5 - SHAREHOLDERS' EQUITY
-----------------------------

On August 31, 1993, the Company's Board of Directors adopted, and the shareholders approved, the Dynatem, Inc. 1993 Stock Option Plan ("1993 Plan"), which provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and for the grant of nonqualified stock options. In connection with the 1993 Plan, 200,000 shares of the Company's common stock have been reserved for issuance upon the exercise of options to be granted.

On October 7, 1998, the Company's Board of Directors adopted and the shareholders approved, the 1998 Stock Option Plan of Dynatem, Inc. ("1998 Plan"). 200,000 shares of the Company's common stock have been reserved for issuance upon the exercise of options to be granted under the 1998 Plan.

The following represents a summary of the stock options outstanding at May 31, 2001 and 2000 and the changes during the years then ended:

                                                    2001                                   2000
                                    -----------------------------------    ---------------------------------------
                                                            Weighted                                   Weighted
                                                            Average                                    Average
                                       Options           Exercise Price          Options            Exercise Price
                                    ------------         --------------     ------------            --------------
Outstanding, beginning of year           345,000         $         0.25          225,000            $         0.26
    Granted                               20,000                   0.80          120,000                      0.22
                                     -----------         --------------     ------------            --------------

Outstanding, end of year                 365,000         $         0.27          345,000            $         0.25
                                     ===========         ==============     ============            ==============

Exercisable, end of year                 365,000         $         0.27          345,000            $         0.25
                                     ===========         ==============     ============            ==============

Weighted average fair value of
  options granted                                        $         0.80                             $         0.22
                                                         ==============                             ==============

All of the options outstanding at May 31, 2001 have exercise prices between $0.20 and $0.80 and a weighted average remaining contractual life of 6.2 years.

All of the options issued for fiscal year 2001 and 2000 were issued to employees and had exercise prices approximating the fair market value of the Company's common stock on the dates of grant; therefore, no compensation expense was recognized under APB 25 for the granting of these options.


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000

NOTE 5 - SHAREHOLDERS' EQUITY, continued
----------------------------------------

As of May 31, 2001, the Company has granted 200,000 and 165,000 options under the 1998 Plan and the 1993 Plan, respectively.

Pro Forma Stock Option Information
----------------------------------

Pro forma information regarding net income is required by SFAS 123 and is determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the years ended May 31, 2001 and 2000, respectively: risk free interest rate of 5.39% and 6.09%; expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company's common stock of 297% and 150%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense and net income had compensation cost for the Company's stock option issuances been determined based on fair value on the date of grant consistent with the provisions of SFAS 123 is as follows for the years ended May 31:

                                                    2001            2000
                                                  --------        --------

Net income, as reported                           $477,687        $ 59,582

Additional compensation expense under SFAS 123     (16,000)        (26,400)
                                                  --------        --------

Pro forma net income                              $461,687        $ 33,182
                                                  ========        ========

Pro forma net income per share                    $   0.33        $   0.02
                                                  ========        ========


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000

NOTE 6 - INCOME TAXES
---------------------

During both fiscal 2001 and 2000, the provision for taxes consists of the following:

                            Federal             State              Total
                            -------             -----              -----
Current                $          -         $     800          $     800

Deferred                          -                 -                  -
                       ------------         ---------          ---------

                       $          -         $     800          $     800
                       ============         =========          =========

During fiscal 2001 and 2000, the provision for taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                                                                       2001             2000
                                                                                                    ---------        --------

Computed "expected" tax expense                                                                     $ 162,700        $ 20,500

Addition to (reduction in) income taxes resulting from:
   State income taxes, net of federal benefit                                                          27,900           3,500
   Change in the valuation allowance                                                                 (190,400)        (23,400)
   Other                                                                                                  600             200
                                                                                                    ---------        --------

                                                                                                    $     800        $    800
                                                                                                    =========        ========

At May 31, 2001, the significant components of the Company's deferred tax assets are as follows:

   Net operating loss carryforwards                                                                                  $406,000
   Research and development credit carryforwards                                                                      166,000
   Inventory reserve and uniform cost capitalization                                                                   49,000
   Other                                                                                                               11,000
                                                                                                                     --------
                                                                                                                      632,000

 Valuation allowance                                                                                                 (632,000)
                                                                                                                     --------

                                                                                                                     $      -
                                                                                                                     ========

At May 31, 2001, the Company had federal net operating loss carryforwards of approximately $1,194,000, which, if not utilized to offset future taxable income, will expire in various years through 2019.


--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000

NOTE 6 - INCOME TAXES, continued
--------------------------------

At May 31, 2001, the Company had unused federal and California research and development credits of approximately $141,000 and $25,000, respectively, which, if not used, will expire in various years through 2016.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

During fiscal 2001 and 2000, the Company paid fees of $300 and $1,500, respectively, to a consulting firm principally owned by the Company's former Chairman of the Board.

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

Future annual minimum lease payments under this lease are as follows:


     Years Ending
        May 31,
     ------------

         2002             $ 75,000
         2003               77,000
         2004               80,000
         2005               83,000
         2006               35,000
                          --------

                          $350,000
                          ========

During fiscal 2001 and 2000, the Company incurred approximately $79,000 and $73,000, respectively, related to this lease, of which approximately $39,000 and $36,000 has been classified as a component of cost of sales in the accompanying statements of income.

--------------------------------------------------------------------------------

                                                                   DYNATEM, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                       For The Years Ended May 31, 2001 and 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

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

During fiscal 2001 and 2000, total royalty and licensing expense for the royalty and licensing agreements mentioned herein totaled approximately $19,900 and $18,800, respectively.

NOTE 9 - BASIC AND DILUTED EARNINGS PER COMMON SHARE
----------------------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                                            2001                  2000
                                                                         ----------            ----------

Numerator for basic and diluted earnings per common share:
  Net income                                                             $  477,687            $   59,582
                                                                         ==========            ==========

Denominator for basic and diluted earnings per common share:
  Weighted average shares (basic)                                         1,418,400             1,418,400
  Common stock equivalents                                                  112,394                53,062
                                                                         ----------            ----------

  Weighted average shares (dilutive)                                      1,530,794             1,471,462
                                                                         ==========            ==========

Net income available to common shareholders per
  common share:
  Basic                                                                  $     0.34            $     0.04
                                                                         ==========            ==========
  Diluted                                                                $     0.31            $     0.04
                                                                         ==========            ==========

--------------------------------------------------------------------------------

Item 8.   Changes in and Disagreements with Accountants on
-------   ------------------------------------------------
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

                                   PART III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

Information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2001 Annual Meeting of Shareholders to be held on November 12, 2001, set forth under the heading "ELECTION OF DIRECTORS".

Item 10.  Executive Compensation.
--------  ----------------------

Information concerning executive compensation is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2001 Annual Meeting of Shareholders to be held on November 12, 2001, set forth under the heading "ELECTION OF DIRECTORS - Compensation of Executive Officers".

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2001 Annual Meeting of Shareholders to be held on November 12, 2001, set forth under the heading "PRINCIPAL HOLDERS OF VOTING SECURITIES".

Item 12.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2001 Annual Meeting of Shareholders to be held on November 12, 2001 set forth under the heading "ELECTION OF DIRECTORS - Relationships with Outside Firms".

Item 13.  Exhibits and Reports on Form 8-K.
--------  --------------------------------

(a)   Exhibits.
      --------

Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as part of this Report.

(b)   Reports on Form 8-K.
      -------------------

The Company did not file any reports on Form 8-K during the last quarter of the Company's fiscal year ended May 31, 2001.

                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DYNATEM, INC.


August 20, 2001               By:   /s/ Eileen DeSwert
                                    ------------------
                                    Eileen DeSwert, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:          /s/ Eileen DeSwert                   August 20, 2001
       ---------------------------------------
       Eileen DeSwert
       President/Principal Executive
       Officer/Director

By:    /s/ Robert Anslow                          August 20, 2001
       ---------------------------------------
       Robert Anslow
       Chairman of the Board/Director

By:    /s/ Belen Ramos                            August 20, 2001
       ---------------------------------------
       Belen Ramos
       Chief Financial Officer

By:    /s/ Harry Cavanaugh                        August 20, 2001
       ---------------------------------------
       Harry Cavanaugh
       Director

By:    /s/ Richard Jackson                        August 20, 2001
       ---------------------------------------
       Richard Jackson
       Director

By:    /s/ Charles Spear                          August 20, 2001
       ---------------------------------------
       Charles Spear
       Director

By:    /s/ Costis Toregas                         August 20, 2001
       ---------------------------------------
       Costis Toregas
       Director

By:    /s/ H. Richard Anderson                    August 20, 2001
       ---------------------------------------
       H. Richard Anderson,
       Director

By:    /s/ Michael Horan                          August 20, 2001
       ---------------------------------------
       Michael Horan
       Director

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

3(b)  Bylaws of the Company (2)
______________________________

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.