Form 10QSB
period 2001-08-31
DYNATEM INC
filed 2001-10-01
CIK 795424

                   U. S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 2001.

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-16250


                                 DYNATEM, INC.
                   (Exact name of small business issuer as
                           specified in its charter)


          California                                     95-3627099
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


23263 Madero, Suite C, Mission Viejo, California            92691
   (Address of principal executive offices)               (Zip Code)


Issuer's telephone number      (949) 855-3235


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ---      ---

  On August 31, 2001, there were 1,418,400 shares of the issuer's Common Stock outstanding.


  Transitional Small Business Disclosure Format (check one):

                        Yes          No   X
                           ----          ----

                                 DYNATEM, INC.



                                     INDEX



Part I.   Financial Information


  Item 1.   Financial Statements

            Balance Sheets at August 31, 2001
               and May 31, 2001                                           1

            Statements of Operations for the Three
               Months Ended August 31, 2001
               and 2000                                                   2

            Statements of Cash Flows for the Three
               Months Ended August 31, 2001
               and 2000                                                   3

            Notes to Financial Statements                                 4

  Item 2.   Management's Discussion and Analysis or
              Plan of Operation                                           6



Part II.  Other Information                                               7

                        PART I.  FINANCIAL INFORMATION
                                 ---------------------

Item 1. Financial Statements
        --------------------


                                 DYNATEM, INC.

                                BALANCE SHEETS


                                            August 31,     May 31,
                                               2001          2001
                                           -----------   -----------
                                           (Unaudited)    (Audited)

ASSETS
------

Current assets:
 Cash and cash equivalents                 $  675,257   $   704,845
 Accounts receivable, net                     333,398       422,878
 Inventories                                  642,121       568,975
 Prepaid expenses                              18,698        26,866
                                           ----------   -----------

    Total current assets                    1,669,474     1,723,564

Property and equipment, net                    45,869        46,841
Other assets                                   61,338        22,350
                                           ----------   -----------
                                           $1,776,681   $ 1,792,755
                                           ==========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                          $  180,228   $   224,117
 Accrued expenses                             163,389       215,073
                                           ----------   -----------

    Total current liabilities                 343,617       439,190
                                           ----------   -----------

Shareholders' equity:
 Common stock, no par value, 50,000,000
  authorized shares; 1,418,400 shares
  issued and outstanding                    2,383,385     2,383,385
 Accumulated deficit                         (950,321)   (1,029,820)
                                           ----------   -----------

   Total shareholders' equity               1,433,064     1,353,565
                                           ----------   -----------

                                           $1,776,681   $ 1,792,755
                                           ==========   ===========



                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                     STATEMENTS OF OPERATIONS (UNAUDITED)

                  Three months ended August 31, 2001 and 2000




                                                      2001        2000
                                                   ----------  ----------

Net sales                                          $  642,346  $  426,757
Cost of sales                                         331,287     270,266
                                                   ----------  ----------
                  Gross profit                        311,059     156,491
                                                   ----------  ----------

Operating expenses:
           Selling, general and administrative        185,231     129,417
           Research and development                    50,404      51,598
                                                   ----------  ----------

                  Total operating expenses            235,635     181,015
                                                   ----------  ----------

                  Operating income (loss)              75,424     (24,524)

Other income, net                                       4,875       3,600
                                                   ----------  ----------
Income (loss) before income taxes                      80,299     (20,924)

Provision for income taxes                                800           -
                                                   ----------  ----------

Net income (loss)                                  $   79,499  $  (20,924)
                                                   ==========  ==========


Net income available to common shareholders
 per common share:
      Basic                                        $     0.06  $    (0.01)
                                                   ==========  ==========
      Diluted                                      $     0.05  $    (0.01)
                                                   ==========  ==========

Weighted average common shares outstanding:
      Basic                                         1,418,400   1,418,400
                                                   ==========  ==========
      Diluted                                       1,554,414   1,418,400
                                                   ==========  ==========



                See accompanying notes to financial statements.

                                  DYNATEM, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                  Three months ended August 31, 2001 and 2000


                                                       2001        2000
                                                     ---------   ---------
Cash flows from operating activities:
           Net income (loss)                         $  79,499   $ (20,924)
           Adjustments to reconcile net
            income (loss) to net cash provided by
            (used in)operating activities:
              Depreciation and amortization              4,869       1,607
              Changes in operating assets
               and liabilities:
                 Accounts receivables                   89,480     142,201
                 Inventories                           (73,146)   (255,823)
                 Prepaid expenses                        8,168      12,543
                 Accounts payable                      (43,889)     27,283
                 Accrued expenses                      (51,684)      2,933
                                                     ---------   ---------

Net cash provided by (used in)
     operating activities                               13,297     (90,180)
                                                     ---------   ---------
Cash flows from investing activities:
           Purchases of fixed assets                    (3,897)        -0-
           Increase in other assets                    (38,988)    (16,830)
                                                     ---------   ---------

Net cash used in investing activities                  (42,885)    (16,830)
                                                     ---------   ---------

Cash flows from financing activities:
           Repayment of notes receivable                   -0-         520
                                                     ---------   ---------

Net decrease in cash and cash equivalents              (29,588)   (106,490)

Cash and cash equivalents, beginning balance           704,845     265,265
                                                     ---------   ---------

Cash and cash equivalents, ending balance            $ 675,257   $ 158,775
                                                     =========   =========
Supplemental disclosures of cash flow information:
       Cash paid during the quarter for:

       Income taxes                                  $     800   $       -
                                                     =========   =========
       Interest                                      $       -   $       -
                                                     =========   =========

                See accompanying notes to financial statements.

                                 DYNATEM, INC.

                         Notes to Financial Statements

 (1)  Interim Accounting Policy
      -------------------------

      In the opinion of the Company's management, the accompanying unaudited statements include all adjustments including only normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of August 31, 2001, and the results of operations and cash flows for the three months ended August 31, 2001 and 2000. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

 (2)  Inventories
      -----------

      A summary of inventories follows:


                               August 31, 2001      May 31,2001
                               ---------------      -----------
        Finished goods               $ 89,890         $ 76,138
        Work-in-process               256,850          215,450
        Raw materials                 295,381          277,387
                                     --------         --------

                                     $642,121         $568,975
                                     ========         ========

 (3)  Earnings (loss) Per Share
      -------------------------

      Earnings (loss) per common share is computed based on the weighted average number of common shares outstanding during the period presented. The potential exercise of stock options and warrants is included in the computation of net income per diluted share in the periods when net income is reflected using the treasury stock method. Such information is not included when net loss is reflected because the effect would be anti-dilutive.

                                 DYNATEM, INC.

                         Notes to Financial Statements


   (4)  Foreign Currency Transactions
        -----------------------------

        For the three months ended August 31, 2001 and 2000, transactions gains and losses are not material to the financial statements taken as a whole.

                                 DYNATEM, INC.


   Item 2.  Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

   Revenues for the first quarter ended August 31, 2001 and 2000 were $642,346 and $426,757 respectively. The increase is the result of continued demand in the market for the DRC1 product and growing sales of the third generation Pentium III unit, the DPC2.

   Cost of sales for the three months ended August 31, 2001, was $331,287 or 52% of net sales and compares to $270,266 or 63% of net sales in the same period a year ago. The decrease in cost of sales as a percent of net sales was the result of improved margins of the DRC1 and other related products.

   Operating expenses for the three months ended August 31, 2001 were $185,231 compared to $129,417 in the same period a year ago. The increase is the result of personnel and payroll cost and marketing expenses.

   Research and development expenses were $50,404 and $51,598 for the three months ended August 31, 2001 and 2000, respectively.

   The results of operations for the three months ended August 31, 2001 and 2000, reflect net income of $79,499 and a net loss of $20,924, respectively. The income this quarter is the result of the increased sales of the DRC1 product.

   Income tax for the three months ended August 31, 2001 and 2000 are not considered material due to the utilization of net operating loss carry forwards which will expire in various years through 2019.

   Inventory for the three months ended August 31, 2001 was $642,121 compared to $568,975 in the same period a year ago. The increase relates to growth of sales and the addition of the DPC2 product.

   The Company has arranged for a line of credit of $100,000 with its bank and may consider other sources of capital should the need arise.

   At August 31, 2001, the Company had a current ratio of 4.85:1 compared to a ratio of 3.92:1 at May 31, 2001. The net worth of the Company at August 31, 2001 was $1,433,064, compared to $1,353,565 as of May 31, 2001.

                                 DYNATEM, INC.



                          PART II.  OTHER INFORMATION
                                    -----------------



Items 1 through 5 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended August 31, 2001.



                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            DYNATEM, INC.



October 1, 2001             By:  /s/ Eileen DeSwert
                                 --------------------------------
                                 Eileen DeSwert, President and
                                 Chief Executive Officer



October 1, 2001             By:  /s/ Belen Ramos
                                 --------------------------------
                                 Belen Ramos, Chief Financial
                                 Officer