Form 10QSB
period 2001-11-30
DYNATEM INC
filed 2002-01-11
CIK 795424

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -                   SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-16250
                                                -------

                                  DYNATEM, INC.
                                ----------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]
                                                                              -
     On November 30, 2001, there were 1,418,400 shares of the issuer's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

                  Yes [ ]   No [X]
                       -

                                 DYNATEM, INC.


                                      INDEX

Part I.   Financial Information

       Item 1.   Financial Statements

                 Balance Sheets at November 30, 2001
                   and May 31, 2001                                       1

                 Statements of Operations for the Three
                   Months Ended November 30, 2001
                   and November 30, 2000                                  2

                 Statements of Operations for the Six
                   Months Ended November 30, 2001
                   and November 30, 2000                                  3

                 Statements of Cash Flows for the Six
                   Months Ended November 30, 2001
                   and November 30, 2000                                  4

                 Notes to Financial Statements                            5


       Item 2.   Management's Discussion and Analysis of
                   The Financial Results                                6,7



Part II.  Other Information                                             8,9

                                  DYNATEM, INC.


                                 BALANCE SHEETS

                                                        November 30,                 May 31,
                                                           2001                       2001
                                                           ----                       ----
                                                        (Unaudited)                 (Audited)

ASSETS
------

Current assets:
   Cash                                                 $    910,562               $   704,845
   Accounts receivable, net                                  313,409                   422,878
   Inventories                                               561,923                   568,975
   Prepaid expenses                                           11,915                    26,866
                                                        ------------               -----------

           Total current assets                            1,797,809                 1,723,564

Plant and equipment, net                                      43,248                    46,841
Other assets                                                  46,070                    22,350
                                                        ------------               -----------
                                                        $  1,887,127               $ 1,792,755
                                                        ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                     $    165,405               $   224,117
   Accrued expenses                                          201,903                   215,073
                                                        ------------               -----------

           Total current liabilities                         367,308                   439,190
                                                        ------------               -----------
Shareholders' equity:
   Common stock, no par value, 50,000,000 shares
     authorized; 1,418,400 shares issued
     and outstanding                                       2,383,385                 2,383,385
   Accumulated deficit                                      (863,566)               (1,029,820)
                                                        ------------               -----------

           Total shareholders' equity                      1,519,819                 1,353,565
                                                        ------------               -----------

                                                        $  1,887,127               $ 1,792,755
                                                        ============               ===========



                 See accompanying notes to financial statements.

                                 DYNATEM, INC.


                      STATEMENTS OF OPERATIONS (UNAUDITED)

                  Three months ended November 30, 2001 and 2000


                                                                2001                  2000
                                                                ----                  ----

Net sales                                                   $   758,140            $  654,356
Cost of sales                                                   369,934               388,629
                                                            -----------            ----------
         Gross profit                                           388,206               265,727
                                                            -----------            ----------
Operating expenses:
     Selling, general and administrative                        237,128               145,804
     Research and development                                    71,113                60,435
                                                            -----------            ----------

         Total operating expenses                               308,241               206,239
                                                            -----------            ----------
         Operating income                                        79,965                59,488

Other income (expense), net                                       6,790                  (144)
                                                            -----------            ----------
         Income before income taxes                         $    86,755            $   59,344

Provision for income taxes                                            0                   800
                                                            -----------            ----------

         Net income                                         $    86,755            $   58,544
                                                            ===========            ==========
Earnings per share - basic                                  $        06            $       04
                                                            ===========            ==========
Earnings per share - diluted                                $        05            $       04
                                                            ===========            ==========
Weighted average shares outstanding - basic                   1,418,400             1,418,400
                                                            ===========            ==========
Weighted average shares outstanding - diluted                 1,642,374             1,651,324
                                                            ===========            ==========



                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                      STATEMENTS OF OPERATIONS (UNAUDITED)

                   Six months ended November 30, 2001 and 2000

                                                             2001              2000
                                                             ----              ----
Net sales                                                $  1,400,486     $  1,081,113
Cost of sales                                                 701,221          658,895
                                                         ------------     ------------
     Gross profit                                             699,265          422,218
                                                         ------------     ------------
Operating expenses:
  Selling, general and administrative                         422,359          275,221
  Research and development                                    121,517          112,033
                                                         ------------     ------------
     Total operating expenses                                 543,876          387,254
                                                         ------------     ------------
     Operating income                                         155,389           34,964

Other income, net                                              11,665            3,456
                                                         ------------     ------------
     Net income before taxes                                  167,054           38,420

Provision for income taxes                                        800              800
                                                         ------------     ------------
     Net income                                          $    166,254     $     37,620
                                                         ============     ============
Earnings per share - basic                               $        .12     $         03
                                                         ============     ============
Earnings per share - diluted                             $        .10     $        .02
                                                         ============     ============
Weighted average shares outstanding - basic                 1,418,400        1,418,400
                                                         ============     ============
Weighted average shares outstanding - diluted               1,633,695        1,644,164
                                                         ============     ============




                 See accompanying notes to financial statements

                                 DYNATEM, INC.


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                 For Six months ended November 30, 2001 and 2000


                                                                           2001               2000
                                                                          -----               -----
Cash flows from operating activities:
     Net income                                                        $   166,254  $          37,620
     Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
     Depreciation and amortization                                           9,435              8,363
       Changes in operating assets and liabilities:
         Accounts receivable                                               109,469             43,604
         Inventories                                                         7,052           (284,943)
         Prepaid expenses                                                   14,951             14,002
         Accounts payable                                                  (58,712)            30,011
         Accrued expense                                                   (13,170)             1,594
                                                                       -----------         ----------
           Total adjustments                                                69,025           (187,369)
                                                                       -----------         ----------
Net cash provided by (used in) operating activities                        235,279           (149,749)
                                                                       -----------         ----------

Cash flows from investing activities:
     Other assets                                                          (23,720)           (15,399)
     Purchases of property & equipment                                      (5,842)            (2,827)
                                                                       -----------         ----------
Net cash used in investing activities                                      (29,562)           (18,226)
                                                                       -----------         ----------

Cash flows from financing activities:
     Repayment of notes receivable                                               0                910
                                                                       -----------         ----------
Net increase (decrease) in cash and cash equivalents                       205,717           (167,065)

Cash and cash equivalents, beginning balance                               704,845            265,265
                                                                       -----------         ----------
Cash and cash equivalents, ending balance                              $   910,562         $   98,200
                                                                       ===========         ==========
Supplemental disclosures of cash flow information:

     Cash paid during the period for:
     Taxes                                                             $       800         $      800
                                                                       ===========         ==========


                 See accompanying notes to financial statements

                                  DYNATEM, INC.


                          Notes to Financial Statements

   (1)   Interim Accounting Policy
         -------------------------

         In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of November 30, 2001 and the results of operations and cash flows for the three and six months ended November 30, 2001 and November 30, 2000, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

   (2)   Inventories
         -----------

         A summary of inventories follows:

                                  November 30, 2001      May 31,2001
                                  -----------------      -----------

         Finished Goods             $      78,669        $    76,138
         Work-in-process                  252,865            215,450
         Raw Materials                    230,389            277,387
                                    -------------        -----------

                                    $     561,923        $   568,975
                                    =============        ===========

   (3)   Earnings Per Share

         Earnings per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants is included in the computation of earnings per diluted share using the treasury stock method.

   (4)   Foreign Currency Transactions
         -----------------------------

         For the three-month and six-month ended November 30, 2001 and 2000, transaction gains and losses are not material to the financial statements taken as a whole.

                                  DYNATEM, INC.


Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Net sales for the three months ended November 30, 2001, increased 15.9% to $758,140 compared to net sales of $654,356 in the same period a year ago. For the six months ended November 30, 2001, net sales were $1,400,486, $319,373 higher than the corresponding period in the previous fiscal year, for an increase of 29.5%. The increase in total net sales was the result of continued demand in the market for the DRC1 product and the growing sales of the third generation Pentium III unit, the DPC2.

Cost of sales for the three months ended November 30, 2001, was $369,934 or 48.8% of net sales and compares to $388,629 or 59.4% of net sales in the same period a year ago. For the six months ended November 30, 2001, cost of sales of $701,221 represented 50.1% of net sales and compares to $658,895 representing 60.9% of net sales for the same period a year ago. Cost of sales has decreased as a percentage of net sales due to better prices of components resulting from the industry recession. Also, the Company's product mix shifted toward newer products that have a higher profit margin compared to our older products.

Selling, general and administrative expenses for the three-month and six-month periods ended November 30, 2001, were $237,128 and $422,359, respectively, as compared to $145,804 and $275,221 the same respective period a year ago. The increase is attributed to cost and mailing expenses of the new product catalog as well as salary adjustments.

Research and development expenses for three-month and six-month periods ended November 30, 2001, were $71,113 and $121,517, respectively, as compared to $60,435 and $112,033 the same respective period a year ago. The increase in expenses is attributed to a new engineer recruited by the Company during this quarter. The Company continues to expand its engineering staff to better support its many customer's designs, which incorporate Dynatem products.

For the three-month and six-month periods ended November 30, 2001, net income was $86,755 and $166,254, respectively, compared to net income of $58,544 and $37,620, for the same respective period ended November 30, 2000, for the reasons described above.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire in various years through 2019.

Inventory for the six months ended November 30, 2001, was $561,923 compared to $744,377 in the same period a year ago. In the second quarter of 2000, we were obtaining components in larger quantities to buffer our supply against shortages. Subsequently, these parts acquired a year ago were sold, and due to the electronic industry recession, lead times have shortened and we are able to purchase materials much closer to our production needs.

                                  DYNATEM, INC.


At November 30, 2001, the Company's working capital was $1,430,501 and its current ratio was 4.89:1 compared to $1,284,374 and a ratio of 3.92:1 as of May 31, 2001. The current ratio has improved principally due to a reduction in payables based on decreased inventory levels and with increased sales, more cash was collected from customers.

                                  DYNATEM, INC.


                           PART II. OTHER INFORMATION
                           --------------------------

Items 1 through 3 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended November 30, 2001.

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------

On November 12, 2001, the Company held its annual meeting of shareholders and took the following actions:

ELECTION OF DIRECTORS

The following persons were duly elected to the Company's Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

      Directors          Yes             No
      ---------          ---             --

Robert Anslow         1,185,950         200

Harry Cavanaugh       1,185,950         200

Eileen DeSwert        1,185,950         200

Richard Jackson       1,185,950         200

Costis Toregas        1,185,950         200

Charles Spear         1,185,950         200

H. Richard Anderson   1,185,950         200

Michael Horan         1,185,950         200


APPOINTMENT OF AUDITORS

The shareholders approved the appointment of the accounting firm of Corbin & Wertz as its independent auditors for the fiscal year ending May 31, 2002. Such appointment was approved by 1,185,950 votes and 200 votes either abstained or voted against approval of the appointment.

                                 DYNATEM, INC.


Item 5.  OTHER INFORMATION
         -----------------

The Board of Directors approved the election of the following officers at a meeting held November 12, 2001.

         President - Michael Horan

         Vice President & Secretary - Eileen DeSwert

         Chief Financial Officer - Belen Ramos

                                 DYNATEM, INC.


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNATEM, INC.



         January 9, 2002          By: /s/ Michael Horan
                                      -----------------------------------
                                      Michael Horan
                                      President





         January 9, 2002          By: /s/ Belen Ramos
                                      ------------------------------------
                                      Belen Ramos
                                      Chief Financial Officer