Form 10QSB
period 2002-02-28
DYNATEM INC
filed 2002-04-09
CIK 795424

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002.

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No __
                                                                      ---
         On March 1, 2002, there were 1,445,909 shares of the issuer's Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):
                  Yes ____   No   X
                                 ---

                                  DYNATEM,INC.

                                     INDEX

Part I.  Financial Information

    Item 1.   Financial Statements

              Balance Sheets at February 28,2002
                and May 31, 2001                               1

              Statements of Operations for the Three
                Months Ended February 28, 2002
                and February 28, 2001                          2

              Statements of Operations for the Nine
                Months Ended February 28, 2002
                and February 28, 2001                          3

              Statements of Cash Flows for the Nine
                Months Ended February 28, 2002
                and February 28, 2001                          4

              Notes to Financial Statements                    5,6

    Item 2.   Management's Discussion and Analysis or
                Plan of Operation                              7,8

Part II. Other Information                                     9

                                  DYNATEM,INC.

                                 BALANCE SHEETS

                                                               February 28,        May 31,
                                                                  2002               2001
                                                                  ----               ----
                                                               (Unaudited)         (Audited)

ASSETS
------
Current assets:
   Cash                                                       $   839,722        $   704,845
   Accounts receivable, net                                       360,354            422,878
   Inventories, net                                               533,516            568,975
   Prepaid expenses and other                                      38,820             26,866
                                                               ----------         ----------

                 Total current assets                           1,772,412          1,723,564

Property and equipment, net                                        38,761             46,841
Other assets                                                       31,639             22,350
                                                               ----------         ----------

                                                              $ 1,842,812        $ 1,792,755
                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                           $   214,915        $   224,117
   Accrued expenses                                               159,080            215,073
                                                               ----------         ----------

                 Total current liabilities                        373,995            439,190
                                                               ----------         ----------

Stockholders' equity:
   Common stock, no par value, 50,000,000 shares
            authorized; 1,445,909 and 1,418,400 shares
            issued and outstanding, respectively                2,383,385          2,383,385
   Accumulated deficit                                           (914,568)        (1,029,820)
                                                               ----------         ----------

                 Total stockholders' equity                     1,468,817          1,353,565
                                                               ----------         ----------

                                                              $ 1,842,812        $ 1,792,755
                                                               ==========         ==========

                See accompanying notes to financial statements.

                                  DYNATEM,INC.


                            STATEMENTS OF OPERATIONS

           Three months ended February 28, 2002 and February 28, 2001

                                                    2002                2001
                                                 ----------          ----------

Net sales                                        $  638,218          $1,017,171
Cost of sales                                       390,797             515,672
                                                 ----------          ----------

        Gross profit                                247,421             501,499
                                                 ----------          ----------

Operating expenses:
      Selling, general and administrative           222,664             179,930
      Research and development                       79,656              51,844
                                                 ----------          ----------

        Total operating expenses                    302,320             231,774
                                                 ----------          ----------

        Operating income (loss)                     (54,899)            269,725

Other income, net                                     3,897               4,966
                                                 ----------          ----------

        Net income (loss)                        $  (51,002)         $  274,691
                                                 ==========          ==========

Basic income (loss) per share                    $     (.04)         $      .19
                                                 ==========          ==========

Diluted income (loss) per share                  $     (.04)         $      .17
                                                 ==========          ==========

Weighted average shares outstanding - basic       1,430,837           1,418,400
                                                 ==========          ==========

Weighted average shares outstanding - diluted     1,430,837           1,639,819
                                                 ==========          ==========

                 See accompanying notes to financial statements

                                  DYNATEM,INC.


                            STATEMENTS OF OPERATIONS

            Nine months ended February 28, 2002 and February 28, 2001


                                                       2002            2001
                                                   ----------      ----------

Net sales                                          $2,038,704      $2,098,284
Cost of sales                                       1,092,018       1,174,567
                                                   ----------      ----------

          Gross profit                                946,686         923,717
                                                   ----------      ----------

Operating expenses:
     Selling, general and administrative              645,023         455,151
     Research and development                         201,173         163,877
                                                   ----------      ----------

          Total operating expenses                    846,196         619,028
                                                   ----------      ----------

          Operating income                            100,490         304,689

Other income, net                                      15,562           8,422
                                                   ----------      ----------

          Net income before taxes                     116,052         313,111

Provision for income taxes                                800             800
                                                   ----------      ----------

          Net income                               $  115,252      $  312,311
                                                   ==========      ==========

Basic income per share                             $      .08      $      .22
                                                   ==========      ==========

Diluted income per share                           $      .07      $      .19
                                                   ==========      ==========

Weighted average shares outstanding - basic         1,422,249       1,418,400
                                                   ==========      ==========

Weighted average shares outstanding - diluted       1,639,819       1,639,819
                                                   ==========      ==========


                 See accompanying notes to financial statements

                                  DYNATEM,INC.


                            STATEMENTS OF CASH FLOWS

          For nine months ended February 28, 2002 and February 28, 2001


                                                        2002            2001
                                                     ----------      ----------

Cash flows from operating activities:
      Net income                                       $ 115,252      $ 312,311
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                     11,519         11,519
         Changes in operating assets
          and liabilities:
             Accounts receivables                         62,524       (201,417)
             Inventories                                  35,459       (305,611)
             Prepaid expenses                            (11,954)        (3,580)
             Accounts payable                             (9,202)       127,406
             Accrued expenses                            (55,993)        28,119
                                                       ---------      ---------

                  Total adjustments                       32,353       (343,564)
                                                       ---------      ---------
Net cash provided by (used in)
      operating activities                               147,605        (31,253)
                                                       ---------      ---------
Cash flows from investing activities:
      Other assets                                        (9,289)       (11,171)
      Purchases of property & equipment                   (3,439)        (3,069)
                                                       ---------      ---------

Net cash used in investing activities                    (12,728)       (14,240)
                                                       ---------      ---------
Cash flows from financing activities:
      Repayment of notes receivable                            -          1,560
                                                       ---------      ---------
Net increase (decrease) in cash
      and cash equivalents                               134,877        (43,933)

Cash and cash equivalents, beginning balance             704,845        265,265
                                                       ---------      ---------

Cash and cash equivalents, ending balance              $ 839,722      $ 221,332
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

                                  DYNATEM, INC.


                          Notes to Financial Statements

(1)  Interim Accounting Policy
     -------------------------

     In the opinion of the management of Dynatem, Inc. (the "Company"), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company's financial position as of February 28, 2002 and the results of operations and cash flows for the three and nine months ended February 28, 2002 and February 28, 2001, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories
     -----------

     A summary of inventories follows:

                              February 28, 2002        May 31, 2001
                              -----------------        ------------

     Finished goods             $   53,350             $   76,138
     Work-in-process               224,078                215,450
     Raw materials                 256,088                277,387
                                ----------             ----------

                                $  533,516             $  568,975
                                ==========             ==========
(3)  Stockholders' Equity
     --------------------

     During the current period, certain employees of the Company exercised options to purchase a total of 27,509 shares of the Company's common stock (net 3,641 shares surrendered) under a cashless exercise.

                                  DYNATEM, INC.


                          Notes to Financial Statements

(4)  Income (loss) per share
     -----------------------

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

(5)  Income taxes
     ------------

     Income tax expense for the three-month and nine-month periods ended February 28, 2002 and February 28, 2001 are not considered material due to the Company's net operating loss carryforward.

                                  DYNATEM, INC.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

Net sales for the three months ended February 28, 2002, decreased 37.3% to $638,218 compared to net sales of $1,017,171 in the same period a year ago. For the nine months ended February 28, 2002, net sales were $2,038,704, $59,580 lower than the corresponding period in the previous fiscal year, for a decrease of 2.8%. The decrease in total net sales was due primarily to delays in receipt of expected orders from customers.

Cost of sales for the three months ended February 28, 2002, was $390,797 or 61.2% of net sales and compares to $515,672 or 50.7% of net sales in the same period a year ago. For the nine months ended February 28, 2002, cost of sales of $1,092,018 represented 53.5% of net sales and compares to $1,174,567, representing 55.9% of net sales for the same period a year ago. The nine-month decrease of cost of sales as a percentage of net sales is the result of product mix factors, most specifically, lower cost of materials and production cost of the DPC2 and the DRC1 families of boards and using outside manufacturing facilities on a contractual basis.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 2002, were $222,664 and $645,023, respectively, as compared to $179,930 and $455,151, respectively, the same period a year ago. The increase in selling, general and administrative expenses is primarily due to a one-time added cost of preparing, printing and mailing of product catalogs, increased cost of advertising, increased salaries & wages and other related administrative expenses.

Research and development expenses for the three-month and nine-month periods ended February 28, 2002, were $79,656 and $201,173, respectively, as compared to $51,844 and $163,877, respectively, the same period a year ago. The increase in research and development expenses is due principally to additional engineering staff to support existing products and to add new single board computers to the product line.

For the three-month and nine-month periods ended February 28, 2002, there was a net loss of $51,002 and net earnings of $115,252, compared to net earnings of $274,691 and $312,311, respectively, for the same periods ended February 28, 2001. Net earnings for the nine-month period as a percentage of sales were 14.9% for 2001 and 5.65% for 2002. The decline in 2002 is due to decreased revenues and the overall added expenses incurred by the Company as noted above.

                                  DYNATEM, INC.

      ---------------------------------------------------------------------

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire in various years through 2020.

At February 28, 2002, the Company's working capital was $1,398,417 and its current ratio was 4.73:1 compared to $1,284,374 and a ratio of 3.92:1 as of May 31, 2001.

                                  DYNATEM, INC.


                           PART II. OTHER INFORMATION
                           --------------------------

Items 1 through 5 have been omitted because there is nothing material to report.

Item  6.  Exhibits and Reports on Form 8-K.
          --------------------------------

(a)       See Exhibit Index attached hereto.

(b) On March 12, 2002, the Company filed a Form 8-K to Securities and Exchange Commission with regard to a change in independent accountants. The Company's Board of Directors authorized the Company to change its independent certified public accountants from Corbin & Wertz to Squar, Milner, Reehl & Williamson LLP.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DYNATEM, INC.


March 25, 2002                       By: /s/ Michael Horan
                                         -----------------------------------
                                         Michael Horan
                                         President


March 25, 2002                       By: /s/ Belen Ramos
                                         -----------------------------------
                                         Belen Ramos
                                         Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

The following is a list of Exhibits required by Item 601 of Regulation S-B. The exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

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