Form 10KSB
period 2002-05-31
DYNATEM INC
filed 2002-08-16
CIK 795424

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended May 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-16250

                                  DYNATEM, INC.
                                  -------------
                 (Name of small business issuer in its charter)


         California                                              95-3627099
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)

23263 Madero, Suite C
Mission Viejo, California                                             92691
----------------------------------------                         ----------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

         The issuer's revenues for its most recent fiscal year were $2,915,797.

         The aggregate market value of voting stock held by nonaffiliates of the registrant was $799,224 on August 1, 2002.

         On August 1, 2002, there were 1,496,264 shares of the issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the issuer's Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on September 27, 2002, are incorporated herein by reference into Part III hereof, to the extent indicated herein.

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

History

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

In 1987, the Company began concentrating its design efforts to develop a range of products compatible with the VMEbus (see below). In order to further expand the product offering, Dynatem entered into agreements to resell the VMEbus products of other vendors that were complimentary to the Company's products. This allowed the Company to easily integrate complete embedded systems. In 1996, the Company began concentrating most of its design effort in the development of VMEbus systems based on the x86 family of processors. The Company was able to combine the broad range of relatively inexpensive components and software found in desktop PC- compatible systems with the high performance, flexibility and stability of the VMEbus. To accompany the new x86 hardware, it has been equally important for the Company to develop software drivers that could enable popular desktop operating systems to operate across the VMEbus. In fact, the ability to run Windows NT in VMEbus systems has been one of the major appeals of this product. In this way, embedded system designers can combine user-friendly Windows NT, with its huge range of software applications, on the same backplane with dedicated high-speed real-time operating systems. More recently, the interest in Linux systems has also added to the market appeal of these products.

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

For the last two fiscal years the export net sales and the percentage to total net sales were:

           Year            Amount           % of Total Net Sales
         --------        ----------       ------------------------

           2002           $251,574                    9%
           2001           $375,315                   12%

Products

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

         VME. The Company's principal product group is based on the VMEbus specification. These products are used as embedded controllers for telecommunications, industrial controls, robotics, aerospace, and a wide variety of military applications.

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

         Over the past three years, the Company has continued to develop new low cost versions of its D360 board for use in higher volume traffic and OEM applications. The D2070 traffic controller, based on the 68360 processor, has been designed into traffic controllers on a few large programs.

         Software. The Company offers to its customers software drivers that it has developed, and software which the Company purchases from other suppliers. The Company believes that there are alternative sources of supply for such software. Since all of the modules offered are part of highly integrated real-time systems, it is essential that all boards work well together. For this reason, the Company is required to provide drivers for all the board level products, enabling them to run any of the standard real-time operating systems. The Company therefore distributes, sells and supports real-time operating systems that have been modified to work with the Dynatem products. This is a value-added service, which ties the Company more closely to its customer base.

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

There are over 200 VMEbus and CompactPCI vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with Dynatem. Details of unique characteristics of the Company's offerings are more fully described in "Products" above.

Marketing of the Company's products is accomplished through direct marketing and telemarketing efforts. Direct marketing efforts include responding to inquiries generated through press releases, trade publications, advertising, current customer lists and other similar leads. Telemarketing is utilized to inform current and potential customers of new products and technical product changes, as well as allow the Company to evaluate the market and customer needs. Implementation of a World Wide Web site (www.dynatem.com) has been accomplished over the past few years. It has become an effective means of attracting new customers throughout the world. It has also become an excellent product and technical reference for existing and potential customers.

Research and Development

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 2002 and 2001, were $308,775 and $243,192, respectively. Increases in R&D expenditures reflect the increased emphasis on new product development and additional engineering staff.

In the last fiscal year, the Company introduced a CPU board product to replace and surpass the DRC1, the Company's Pentium II based VMEbus single-board computer. A companion product, the CPC2, was also introduced for the Compact PCI market. This product also utilizes the features of the DPC2 such as a faster processor (Pentium III), more memory and large I/O capability.

Two important new VME processor modules will be introduced in the 2/nd/ quarter of the 2003 fiscal year. The first will be the highest performance X86 family processor board ever introduced on the VMEbus, using the most advanced Intel architecture. The second board is a Pentium III VMEbus CPU board targeted to the OEM who needs the most configuration flexibility at the lowest price. Both of these products will also be offered in CompactPCI versions. In combination with the DPC2 and CPC2 introduced last year, Dynatem will have a full range of embedded processor boards compatible with the X86 processor family.

Integration and support efforts continue, resulting in several important design-ins based on a combination of Dynatem and/or Microsys CPU cards, PMC support cards, third-party software and the Company's software.

Employees

At present the Company employs 17 people in sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are very good.

Competition

Competition within the industry is based primarily upon product line breadth, product performance, price and customer service. The Company competes with over 200 manufacturers of VMEbus and CompactPCI products in North America and Europe. The Company believes it has a marketing advantage based upon its ability to offer a "one-stop-shop" approach, which provides full system integration not always provided by the Company's competitors. As part of this approach, the Company provides high quality products, competitive pricing, and technical support, which includes, when needed, customization, special products and/or writing of special software programs. In addition, the Company provides customers with most products required for specific applications including, but not limited to, special power supplies, special enclosures, cables and other requisite hardware. This approach is not customary with larger competitors who would normally limit themselves to sales of standard products. However, most of these manufacturers have certain other competitive advantages over the Company, including greater financial and technological resources, earlier access to customers, established client service programs and client loyalty.

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

                                                                       Fiscal Years Ended May 31,
                                                              2002                                     2001
                                              -------------------------------------    -------------------------------------
                                                   High                 Low                 High                 Low
                                              ----------------    -----------------    ----------------    -----------------
         First Quarter                             2.0000            0.8000                0.7500               0.6250
         Second Quarter                            2.0000            1.8000                1.0000               0.6875
         Third Quarter                             1.9000            1.5000                0.6875               0.6875
         Fourth Quarter                            2.0000            1.1500                1.0000               0.6500

As of August 1, 2002, there were approximately 203 shareholders reported to the Company by Continental Stock Transfer and Trust Company, the Company's Transfer Agent, and ADP Investor Communications Services, the firm which handles communications with shareholders holding stock in street name.

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors.

The following table sets forth as of May 31, 2002, information on the Company's equity Compensation plans in effect as of that date:

--------------------------------------------------------------------------------------------------------------------------
                              (a)                        (b)                       (c)
--------------------------------------------------------------------------------------------------------------------------
Plan category                 Number of securities to    Weighted-average          Number of securities remaining
--------------
                              be issued upon exercise    exercise price of         available for future issuance under
                              of outstanding options,    outstanding options,      equity compensation plans (excluding
                              warrants and rights(1)     warrants and rights       securities reflected in column (a)
--------------------------------------------------------------------------------------------------------------------------
Equity compensation                  278,850                   $0.29                           35,000
plans approved by
security holders
--------------------------------------------------------------------------------------------------------------------------
Equity compensation                    N/A                       N/A                             N/A
plans not approved by
security holders
--------------------------------------------------------------------------------------------------------------------------

     (1)  Net of 86,150 options exercised during fiscal 2002.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

Results of Operations

Net sales for the Company's fiscal year ended May 31, 2002 decreased 9.7% to $2,915,797 as compared to net sales of $3,228,639 in fiscal year 2001. The decrease in total net sales is attributed to delayed shipment of approximately $432,000. This is principally the result of longer than anticipated approvals of special boards by the customers. As of August 1, 2002, the approvals have been received and shipments of the delayed products has begun and will be completed during the first and second quarters of fiscal year 2003. Export sales amounted to $251,574, representing 9 % of the total net sales for the fiscal year ended May 31, 2002.

Gross profit as a percentage of sales increased from 44% in fiscal year 2001 to 46% in the fiscal year ended May 31, 2002, reflecting the continued growth of sales of Dynatem designed single-board computer products which contribute to higher margins.

Selling, general and administrative expenses were $848,823 for fiscal year 2002 compared to $698,053 for fiscal year 2001, a 22 % increase. The increase was principally the result of adding new staff to cope with the increased level of business and providing more competitive salaries, wages and benefits to assist in retaining personnel.

Research and development costs were $308,775 in fiscal year 2002 compared to $243,192 in fiscal year 2001, a 27% increase. The increase is attributable to development of new single-board computer products utilizing advanced microprocessor technology, based on recommendations from our customers. These units include the DMC1 and DPC4 product lines and are planned for introduction in the second quarter of fiscal 2003. The Company added engineering capability in order to optimize the scheduling and completion of its new products, to design integrated computer solutions for its customers and to design more cost competitive product alternatives.

At May 31, 2002, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carry forwards and tax credits, which will expire on various dates through the year 2019.

Net income in fiscal year 2002 and 2001 was $207,482 and $477,687, respectively. The decrease in net income was primarily due to the factors mentioned above.

Liquidity and Capital Resources

As of May 31, 2002, the Company's working capital was $1,509,008 and its current ratio was 5.47 to 1. Management believes that the Company's existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2003. The Company has arranged for a line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

Future Trends

The Company continues to launch new products of its own design and expects significant growth in sales of Microsys products over the next year.

Relationships with system integrators who are reselling Company products, have already created some potentially good opportunities. These new sales channels are expected to expand over the next year.

The Company's PC-compatible VMEbus module has been designed into several fairly large, long-term programs, and it is being well received by the VMEbus market. New product introductions this year are expected to enable the Company to win a larger percentage of new programs. CompactPCI versions of these products should enable the Company to become a larger player in the CompactPCI market. The Company has put great effort into being first to the market with error-free versions of several popular real-time operating systems. As the PC-compatible market changes, the Company will, in a timely manner, attempt to achieve market leadership by offering new products based upon the latest PC-compatible technology.

The Company will continue to take advantage of local contract manufacturing facilities utilizing the most modern techniques of SMT (Surface Mount Technology) and BGA (Ball Grid Array).

Item 7.   Financial Statements.

                                  DYNATEM, INC.

                              FINANCIAL STATEMENTS

                              MAY 31, 2002 and 2001



                                      INDEX

Independent Auditors' Reports ..................................   F-1 - F-2


Balance Sheet as of May 31, 2002 ...............................         F-3


Statements of Operations for the years ended
 May 31, 2002 and 2001 .........................................         F-4


Statements of Stockholders' Equity for the
 years ended May 31, 2002 and 2001 .............................         F-5


Statements of Cash Flows for the years
 ended May 31, 2002 and 2001 ...................................         F-6


Notes to Financial Statements for the years
 ended May 31, 2002 and 2001 ...................................  F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dynatem, Inc.

We have audited the accompanying balance sheet of Dynatem, Inc. (the "Company"), as of May 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatem, Inc. as of May 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Squar, Milner, Reehl & Williamson, LLP
Newport Beach, California
July 23, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dynatem, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Dynatem, Inc. (the "Company") for the year ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dynatem, Inc. for the year ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



CORBIN & WERTZ
Irvine, California
July 20, 2001

                                 DYNATEM, INC.
                                 BALANCE SHEET
                                  MAY 31, 2002

                                        ASSETS

Current Assets
     Cash and cash equivalents                                            $   959,042
     Accounts receivable, net of allowance for doubtful
         accounts of approximately $7,500                                     388,181
     Inventories, net                                                         469,632
     Prepaid expenses and other current assets                                 29,500
                                                                          -----------

         Total current assets                                               1,846,355

Property and Equipment, net                                                    38,115

Other Assets                                                                   19,624
                                                                          -----------

                                                                          $ 1,904,094
                                                                          ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                     $   150,040
     Accrued expenses                                                         187,307
                                                                          -----------

                  Total current liabilities                                   337,347
                                                                          -----------


Commitments and Contingencies

Stockholders' Equity
     Common stock, no par value; 50,000,000 shares
         authorized; 1,496,264 shares issued and outstanding                2,389,085
     Accumulated deficit                                                     (822,338)
                                                                          -----------

         Total stockholders' equity                                         1,566,747
                                                                          -----------

                                                                          $ 1,904,094
                                                                          ===========

   See independent auditors' reports and notes to these financial statements.

                                 DYNATEM, INC.
                            STATEMENTS OF OPERATIONS
                   For the Years Ended May 31, 2002 and 2001

                                                            2002         2001
                                                         ----------   ----------

NET SALES                                                $2,915,797   $3,228,639

COST OF SALES                                             1,568,706    1,820,140
                                                         ----------   ----------

GROSS PROFIT                                              1,347,091    1,408,499
                                                         ----------   ----------

OPERATING EXPENSES
     Selling, general and administrative                    848,823      698,053
     Research and development                               308,775      243,192
                                                         ----------   ----------
                                                          1,157,598      941,245
                                                         ----------   ----------

OPERATING INCOME                                            189,493      467,254
                                                         ----------   ----------

OTHER INCOME
     Interest income                                         18,789       11,233
                                                         ----------   ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                    208,282      478,487

PROVISION FOR INCOME TAXES                                      800          800
                                                         ----------   ----------

NET INCOME                                               $  207,482   $  477,687
                                                         ==========   ==========

Net income available to common stockholders per share:
     Basic                                               $     0.14   $     0.34
                                                         ==========   ==========

     Diluted                                             $     0.12   $     0.31
                                                         ==========   ==========

Weighted average number of common shares outstanding:
     Basic                                                1,435,627    1,418,400
                                                         ==========   ==========

     Diluted                                              1,710,546    1,530,794
                                                         ==========   ==========

   See independent auditors' reports and notes to these financial statements.

                                 DYNATEM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Years Ended May 31, 2002 and 2001

                                                                                Total
                                      Common Stock           Accumulated    Stockholders'
                               --------------------------
                                 Shares         Amount         Deficit         Equity
                               -----------    -----------    -----------    -------------
Balance at June 1, 2000          1,418,400    $ 2,383,385    $(1,507,507)   $     875,878
Net income                               -              -        477,687          477,687
                               -----------    -----------    -----------    -------------
Balance at May 31, 2001          1,418,400      2,383,385     (1,029,820)       1,353,565
Exercise of stock options           86,150         18,653              -           18,653
Shares surrendered for stock
     option exercise                (8,286)       (12,953)             -          (12,953)
Net income                               -              -        207,482          207,482
                               -----------    -----------    -----------    -------------
Balance at May 31, 2002          1,496,264    $ 2,389,085    $  (822,338)   $   1,566,747
                               ===========    ===========    ===========    =============

   See independent auditors' reports and notes to these financial statements.

                                  DYNATEM, INC.
                            STATEMENTS OF CASH FLOWS
                    For the Years Ended May 31, 2002 and 2001


                                                                  2002         2001
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $ 207,482    $ 477,687
     Adjustments to reconcile net income to net cash provided
         by operating activities:
              Depreciation and amortization                        17,629       29,444
              Allowance for doubtful accounts                      (3,000)         500
              Changes in operating assets and liabilities:
                      Accounts receivable                          37,697      (89,205)
                      Inventories                                  99,343     (109,541)
                      Prepaid expenses and other                   (2,634)      (4,219)
                      Accounts payable                            (74,077)      14,561
                      Accrued expenses                            (27,766)     143,384
                                                                ----------   ---------

Net cash provided by operating activities                         254,674      462,611
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                           (8,903)     (19,999)
     Principal repayments on note receivable                            -        2,046
     Change in other assets                                         2,726       (5,078)
                                                                ---------    ---------

Net cash used in investing activities                              (6,177)     (23,031)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of common stock in
       connection with the exercise of stock options                5,700            -
                                                                ---------    ---------
Net cash provided by financing activities                           5,700            -
                                                                ---------    ---------

NET INCREASE IN CASH                                              254,197      439,580

CASH AND CASH EQUIVALENTS - beginning of year
                                                                  704,845      265,265
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS - end of year                         $ 959,042    $ 704,845
                                                                =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:

     Interest                                                   $       -    $       -
                                                                =========    =========

     Income taxes                                               $     800    $     800
                                                                =========    =========

   See independent auditors' reports and notes to these financial statements.

                                 DYNATEM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended May 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Dynatem, Inc. (the "Company") was incorporated in the State of California in May 1981. The Company designs, manufactures, distributes and markets modular single board microcomputers and microcomputer-based systems and software. These systems are used for industrial applications, including factory automation, process control, robotics, data acquisition and networking.

Concentrations of Credit Risks

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation ("FDIC") insures accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. At May 31, 2002, the Company had approximately $340,000 in excess of this limit.

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

During fiscal 2002, the Company had sales to two customers, which represented 48% of net sales. During fiscal 2001, the Company had sales to five customers, which represented 63% of net sales. At May 31, 2002, two customers accounted for 73% of accounts receivable. If the relationships between the Company and these customers become altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2002 and 2001, export sales represented 9% and 12% of net sales, respectively.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with a technology business including the potential risk of business failure.

                                 DYNATEM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended May 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates in the Preparation of Financial Statements

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

Cash Equivalents

Cash equivalents consist of highly liquid investments (Certificates of Deposits) with original maturities of 90 days or less. At May 31, 2002, cash equivalent balances totaled approximately $219,000.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the average cost method. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At May 31, 2002, management believes that inventories are carried at their net realizable value.

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

                                 DYNATEM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended May 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. At May 31, 2002, the Company's management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demands for the Company's service or products will continue which could result in impairment of long-lived assets.

Warranties

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future warranty obligations related to certain product and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $17,500, which is recorded under accrued expenses in the accompanying balance sheet at May 31, 2002.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company's revenue recognition policies conform to SAB 101.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended May 31, 2002 and 2001 totaled approximately $55,000 and $9,000, respectively.

                                 DYNATEM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended May 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

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

Foreign Currency Transactions

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. During fiscal 2002 and 2001, the Company had no foreign currency gains.

Accounting for Stock-Based Compensation

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

                                 DYNATEM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended May 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation (continued)

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

Basic and Diluted Earnings Per Common Share

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") changes the methodology of calculating earnings per common share. Under SFAS 128, basic earnings per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding assuming all dilutive potential common shares were issued (using the treasury stock method, dilutive shares totaled 274,919 and 112,394 as of May 31, 2002 and 2001, respectively) (see Note 8).

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

                                 DYNATEM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended May 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. SFAS 131 has not materially impacted the Company's financial position or results of operations as the Company currently operates in one segment.

Derivative Instruments

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement was effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000 (as amended by SFAS 137 and 138). The adoption of this standard did not have a material impact on the Company's results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

                                 DYNATEM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended May 31, 2002 and 2001

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". SFAS 141 is effective for fiscal years beginning after June 30, 2001 and requires that all business combinations be accounted for by the purchase method. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 is effective for fiscal years beginning after December 15, 2001 and provides that all existing and newly acquired goodwill and intangible assets will no longer be amortized but will be tested for impairment at least annually and written down only when impaired. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

Additionally, the Financial Accounting Standards Board has recently issued Statements No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including accounting for a segment of a business accounted for as a discontinued operation. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not believe that the requirements of such pronouncements will have a significant impact on the Company's future financial statements.

NOTE 2 - INVENTORIES

Inventories consist of the following at May 31, 2002:

Raw materials and component parts                       $ 230,529
Work-in-process                                           215,933
Finished goods                                             23,170
                                                        ---------
                                                        $ 469,632
                                                        =========

                                  DYNATEM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Years Ended May 31, 2002 and 2001

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2002:

Product tooling                        $ 253,382
Furniture and fixtures                   103,156
Machinery and equipment                    1,210
                                       ---------
                                         357,748

Less accumulated depreciation           (319,633)
                                       ---------

                                       $  38,115
                                       =========

During fiscal 2002 and 2001, depreciation expense totaled $17,629 and $14,674, respectively.

NOTE 4 - LINE-OF-CREDIT

The Company has a revolving line-of-credit agreement (the "Line-of-Credit") with a financial institution that permits borrowings of up to $500,000. This Line-of-Credit is secured by substantially all of the assets of the Company and expires on March 18, 2003. Interest on the borrowings is paid monthly at varying interest rates based on the Lender's prime rate (4.75% at May 31, 2002) plus 2%. There were no borrowings outstanding as of May 31, 2002.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock

During fiscal 2002, the Company issued 77,864 shares of common stock (net of 8,286 shares of common stock redeemed) for the exercise of stock options. Pursuant to the exercise, certain stockholders redeemed 8,286 shares of common stock with a market value of $12,953 (estimated by the Company based on the closing market price on the date of exercise) for the exercise of options to purchase 61,150 shares of common stock. In addition, the Company issued 25,000 shares of common stock for $5,700 in cash for the exercise of stock options.

Options

On August 31, 1993, the Company's Board of Directors adopted, and the shareholders approved, the Dynatem, Inc. 1993 Stock Option Plan ("1993 Plan"), which provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and for the grant of nonqualified stock options. In connection with the 1993 Plan, 200,000 shares of the Company's common stock have been reserved for issuance upon the exercise of

                                  DYNATEM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Years Ended May 31, 2002 and 2001

options to be granted.

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Options (continued)

On October 7, 1998, the Company's Board of Directors adopted, and the shareholders approved, the 1998 Stock Option Plan of Dynatem, Inc. ("1998 Plan"). 200,000 shares of the Company's common stock have been reserved for issuance upon the exercise of options to be granted under the 1998 Plan.

The following represents a summary of the stock options outstanding at May 31, 2002 and 2001 and the changes during the years then ended:

                                                   Year Ended May 31,
                                 -------------------------------------------------
                                          2002                       2001
                                 ----------------------     ----------------------
                                               Weighted                   Weighted
                                               Average                    Average
                                               Exercise                   Exercise
                                  Options        Price       Options        Price
                                 ---------     --------     ---------     --------
Outstanding, beginning of year     365,000     $   0.27       345,000     $   0.25
      Granted                            -            -        20,000         0.80
      Exercised                    (86,150)       (0.22)            -            -
      Cancelled/Forfeited                -            -             -            -
                                 ---------     --------     ---------     --------

Outstanding, end of year           278,850     $   0.29       365,000     $   0.27
                                 =========     ========     =========     ========

Exercisable, end of year           278,850     $   0.29       365,000     $   0.27
                                 =========     ========     =========     ========

Weighted average fair
  value of options granted                     $      -                   $   0.80
                                               ========                   ========

All of the options outstanding at May 31, 2002 have exercise prices between $0.20 and $0.80 and a weighted average remaining contractual life of 5.2 years.

All of the options issued for fiscal year 2001 were issued to employees and had exercise prices approximating the fair market value of the Company's common stock on the dates of grant; therefore, no compensation expense was recognized under APB 25 for the granting of these options.

As of May 31, 2002, 143,850 and 135,000 options (net of 56,150 and 30,000 options exercised, respectively) have been granted by the Company and are outstanding under the 1998 Plan and the 1993 Plan, respectively.

                                  DYNATEM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Years Ended May 31, 2002 and 2001

NOTE 5 - STOCKHOLDERS' EQUITY (continued)

Pro Forma Stock Option Information

Pro forma information regarding net income is required by SFAS 123 and is determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed in Note 1. The fair value of these options is estimated at the date of grant based on the Black-Scholes options pricing model (the "Model") with the following assumptions for the year ended May 31, 2001: risk free interest rate of 5.39%; expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company's common stock of 297%. No options were granted in fiscal 2002.

The Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Model requires the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options; changes in the subjective input assumptions can materially affect the fair value estimate.

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

                                                                            2002               2001
                                                                      ----------------   ----------------
Net income, as reported                                               $        207,482   $        477,687

Additional compensation expense under SFAS 123                                       -            (16,000)
                                                                      ----------------   ----------------

Pro forma net income                                                  $        207,482   $        461,687
                                                                      ================   ================

Net income per share, as reported:
     Basic                                                            $           0.14   $           0.34
                                                                      ================   ================
     Diluted                                                          $           0.12   $           0.31
                                                                      ================   ================

Pro forma net income per share:
     Basic                                                            $           0.14   $           0.33
                                                                      ================   ================
     Diluted                                                          $           0.12   $           0.30
                                                                      ================   ================

                                  DYNATEM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Years Ended May 31, 2002 and 2001

NOTE 6 - INCOME TAXES

During both fiscal 2002 and 2001, the provision for taxes consists of the following:

                                        Federal       State            Total
                                      ----------   -----------------------------

Current                               $        -   $        800     $        800

Deferred                                       -              -                -
                                      ----------   -----------------------------

                                      $        -   $        800     $        800
                                      ==========   =============================

During fiscal 2002 and 2001, the provision for taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

                                                             2002        2001
                                                          ---------   ---------
Computed "expected" tax expense                           $  71,000   $ 162,700

Addition to (reduction) in income taxes resulting from:
    State income taxes, net of federal benefit               15,000      27,900
    Change in valuation allowance                           (86,000)   (190,400)
    Other                                                       800         600
                                                          ---------   ---------

                                                          $     800   $     800
                                                          =========   =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2002 are presented below:

Deferred tax assets:
    Net operating loss carry forwards                $ 330,000
    Research and development credit carry forwards     200,000
    Other                                               16,000
                                                     ---------

                                                       546,000

        Less valuation allowance                      (546,000)
                                                     ---------

        Net deferred tax assets                      $       -
                                                     =========

                                  DYNATEM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Years Ended May 31, 2002 and 2001

NOTE 6 - INCOME TAXES (continued)

At May 31, 2002, the Company had federal net operating loss carry forwards of approximately $970,000, which, if not utilized to offset future taxable income, will expire in various years through 2019.

At May 31, 2002, the Company had unused federal and California research and development credits of approximately $165,000 and $35,000, respectively, which, if not used, will expire in various years through 2017.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

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

Future annual minimum lease payments under this lease are as follows:

Years Ending May 31;
2003                                    $        77,000
2004                                             80,000
2005                                             83,000
2006                                             49,000
                                        ---------------

Total minimum lease payments            $       289,000
                                        ===============

During fiscal 2002 and 2001, the Company incurred approximately $87,000 and $79,000, respectively, related to this lease, of which approximately $44,000 and $39,000 has been classified as a component of cost of sales in the accompanying statements of operations.

                                  DYNATEM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    For the Years Ended May 31, 2002 and 2001

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Royalty and Licensing Agreements

The Company is a party to a royalty agreement that requires it to pay royalties of 25% of sales of a select hardware product and 50% of sales of a select software product, as defined. The Company is also a party to another royalty agreement that requires it to pay royalties of 50% of the gross profit earned by the Company on sales of certain hardware products, as defined.

During 1997, the Company entered into two software licensing agreements. The licensed software will be used with various products that the Company manufactures and distributes. One of the agreements provides for a one-time licensing fee and the other agreement provides for a fixed fee on each unit of software sold.

During fiscal 2002 and 2001, total royalty and licensing expense for the royalty and licensing agreements mentioned herein totaled approximately $16,000 and $19,900, respectively.

NOTE 8 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

                                                                   2002         2001
                                                                ----------   ----------
Numerator for basic and diluted earnings per share:
     Net income                                                 $  207,482   $  477,687
                                                                ----------   ----------

Denominator for basic and diluted earnings per share:
     Weighted average shares (basic)                             1,435,627    1,418,400
     Common stock equivalents                                      274,919      112,394
                                                                ----------   ----------
         Weighted average shares (dilutive)                      1,710,546    1,530,794

Net income available to common shareholders per common share:
     Basic                                                      $     0.14   $     0.34
                                                                ==========   ==========

     Diluted                                                    $     0.12   $     0.31
                                                                ==========   ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 6, 2002, Corbin & Wertz resigned as the independent accountants for the Company. Neither of the reports of Corbin & Wertz on the Company's financial statements for the two most recent fiscal years contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and through March 6, 2002, there were no disagreements with Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Corbin & Wertz, would have caused them to make a reference thereto in their report on the financial statements for such years.

The Company engaged Squar, Milner, Reehl & Williamson LLP as its new independent accountants as of March 6, 2002.

During the Company's two most recent fiscal years and through March 6, 2002, neither the Company, nor anyone on its behalf, consulted with Squar, Milner, Reehl & Williamson LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements.

The resignation of Corbin & Wertz and the appointment of Squar, Milner, Reehl & Williamson LLP was approved by the Company's Board of Directors.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company's directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2002 Annual Meeting of Shareholders to be held on September 27, 2002, set forth under the heading "ELECTION OF DIRECTORS."

Item 10.   Executive Compensation.

Information concerning executive compensation is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2002 Annual Meeting of Shareholders to be held on September 27, 2002, set forth under the heading "ELECTION OF DIRECTORS - Compensation of Executive Officers."

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2002 Annual Meeting of Shareholders to be held on September 27, 2002, set forth under the heading "PRINCIPAL HOLDERS OF VOTING SECURITIES."

Item 12.   Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company's Definitive Proxy Statement, to be filed for its 2002 Annual Meeting of Shareholders to be held on September 27, 2002, set forth under the heading "ELECTION OF DIRECTORS - Relationships with Outside Firms."

Item 13.   Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as part of this Report.

(b)      Reports on Form 8-K.

On March 12, 2002, the Company filed a Form 8-K to Securities and Exchange Commission with regard to a change in independent accountants as set forth in
Item 8. above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DYNATEM, INC.


August 15, 2002                     By:  /s/ Michael Horan
                                         ------------------------------------
                                         Michael Horan, President and
                                         Chief Executive Officer

                                    By:  /s/ Belen Ramos
                                         ------------------------------------
                                         Belen Ramos
                                         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Michael Horan                                    August 15, 2002
         --------------------------------------------
         Michael Horan, Director

By:      /s/ Eileen DeSwert                                   August 15, 2002
         --------------------------------------------
         Eileen DeSwert, Director

By:      /s/ Robert Anslow                                    August 15, 2002
         --------------------------------------------
         Robert Anslow, Director

By:      /s/ Harry Cavanaugh                                  August 15, 2002
         --------------------------------------------
         Harry Cavanaugh, Director

By:      /s/ Richard Jackson                                  August 15, 2002
         --------------------------------------------
         Richard Jackson, Director

By:      /s/ Charles Spear                                    August 15, 2002
         --------------------------------------------
         Charles Spear, Director

By:      /s/ H. Richard Anderson                              August 15, 2002
         --------------------------------------------
         H. Richard Anderson, Director

By:      /s/ Costis Toregas                                   August 15, 2002
         --------------------------------------------
         Costis Toregas, Director

                                  EXHIBIT INDEX

     The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit
Number            Exhibit
------            -------

3(a)              Restated Articles of Incorporation of the Company (1)

3(b)              Bylaws of the Company (2)

10(a)             Business Security Agreement with U.S. Bank N.A.

10(b)             Stand-Alone Revolving Note with U.S. Bank N.A.

16                Letter from Corbin & Wertz Regarding Change in Accountants

99                Certification Pursuant to 18 U.S.C. Section 1350

------------------------------

(1) Incorporated herein by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(2) Incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.