Form 10QSB
period 2002-08-31
DYNATEM INC
filed 2002-10-08
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16250

DYNATEM, INC.
(Exact name of small business issuer as specified in its charter)

California	95-3627099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23263 Madero, Suite C, Mission Viejo, California	92691
(Address of principal executive offices)	(Zip Code)

(949) 855-3235
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

On August 31, 2002, there were 1,496,264 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

DYNATEM, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNATEM, INC.

BALANCE SHEETS

	August 31, 2002	May 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,004,014	$959,042
Accounts receivable, net	463,121	388,181
Inventories	560,957	469,632
Prepaid expenses	26,888	29,500

Total current assets	2,054,980	1,846,355

Property and equipment, net	35,368	38,115
Other assets	11,831	19,624

	$2,102,179	$1,904,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,758	$150,040
Accrued expenses	168,238	187,307

Total current liabilities	419,996	337,347

Shareholders’ equity:
Common Stock no par value, 50,000,000 authorized shared; 1,496,264 shares issued and outstanding	2,389,085	2,389,085
Accumulated deficit	(706,902)	(822,338)

Total shareholders’ equity	1,682,183	1,566,747

	$2,102,179	$1,904,094

See accompanying notes to financial statements.

DYNATEM, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
Three months ended August 31, 2002 and 2001

	2002	2001
Net sales	$953,904	$642,346
Cost of sales	527,694	331,287

Gross profit	426,210	311,059

Operating expenses:
Selling, general and administrative	201,715	185,231
Research and development	112,906	50,404

Total operating expenses	314,621	235,635

Operating income	111,589	75,424
Other income, net	3,847	4,875

Income before income taxes	115,436	80,299
Provision for income taxes	0	800

Net income	$115,436	$79,499

Net income available to common shareholders per common share:
Basic	$0.08	$0.06

Diluted	$0.07	$0.05

Weighted average common shares outstanding:
Basic	1,496,264	1,418,400

Diluted	1,697,386	1,554,414

See accompanying notes to financial statements.

DYNATEM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
Three months ended August 31, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income	$115,436	$79,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,747	4,869
Changes in operating assets and liabilities:
Accounts receivable	(74,940)	89,480
Inventories	(91,325)	(73,146)
Prepaid expenses	2,612	8,168
Accounts payable	101,718	(43,889)
Accrued expenses	(19,069)	(51,684)

Net cash provided by operating activities	37,179	13,297

Cash flows from investing activities:
Purchases of fixed assets	0	(3,897)
Changes in other assets	7,793	(38,988)

Net cash used in investing activities	7,793	(42,885)

Net increase (decrease) in cash	44,972	(29,588)
Cash and cash equivalents, beginning balance	959,042	704,845

Cash and cash equivalents, ending balance	$1,004,014	$675,257

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$0	$800

Interest	$0	$0

See accompanying notes to financial statements.

DYNATEM, INC.

Notes to Financial Statements

(1)  Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of August 31, 2002, and the results of operations and cash flows for the three months ended August 31, 2002 and 2001. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)  Inventories

A summary of inventories follows:

	August 31, 2002	May 31, 2002
Raw materials	$252,822	$230,529
Work-in-process	280,100	215,933
Finished goods	28,035	23,170

	$560,957	$469,632

(3)  Income Per Share

Income per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants is included in the computation of net income per diluted share in the periods when net income is reflected using the treasury stock method.

DYNATEM, INC.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Revenues for the first quarter ended August 31, 2002 and 2001 were $953,904 and $642,346, respectively. The increase is the result of continued demand in the market for the DPC2 product introduced in late 2000.

Cost of sales for the three months ended August 31, 2002, was $527,694 or 55% of net sales and compares to $331,287 or 52% of net sales in the same period a year ago.

Selling, general and administrative expenses for the three months ended August 31, 2002 were $201,715 compared to $185,231 in the same period a year ago. The increase was principally the result of adding new staff to cope with the increased level of business and providing more competitive salaries, wages and benefits to assist in retaining personnel.

Research and development expenses were $112,906 and $50,404 for the three months ended August 31, 2002 and 2001, respectively. The increase is attributed to the ongoing development of new single-board computer products utilizing advanced microprocessor technology, based on recommendations from our customers.

The results of operations for the three months ended August 31, 2002 and 2001, reflect net income of $115,436 and $79,499, respectively. The increase in income is the result of the increased sales of the DPC2 product.

Income taxes for the three months ended August 31, 2002 and 2001 are not considered material due to the utilization of net operating loss carry forwards which will expire in various years through 2019.

At August 31, 2002, the Company had a current ratio of 4.89:1 compared to a ratio of 5.47:1 at May 31, 2002. The net worth of the Company at August 31, 2002 was $1,682,183, compared to $1,566,747 as of May 31, 2002. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2003. The Company has arranged for a line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

DYNATEM, INC.

Item 3.     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

DYNATEM, INC.

PART II.     OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended August 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DYNATEM, INC.

October 8, 2002

By:	/s/ MICHAEL HORAN
Michael Horan President and Chief Executive Officer
October 8, 2002

By:	/s/ BELEN RAMOS
Belen Ramos Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynatem, Inc. on Form 10-QSB for the quarter ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Michael Horan, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-QSB of Dynatem, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure control and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 8, 2002

/s/ MICHAEL HORAN
Michael Horan Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynatem, Inc. on Form 10-QSB for the quarter ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Belen Ramos, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.  I have reviewed this quarterly report on Form 10-QSB of Dynatem, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 8, 2002

/S/ BELEN RAMos
Belen Ramos Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Dynatem, Inc. (the “Company”) for the quarter ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 8, 2002

/s/ MICHAEL HORAN
Michael Horan Chief Executive Officer

/s/ BELEN RAMOS
Belen Ramos Chief Financial Officer