Form 10QSB
period 2002-11-30
DYNATEM INC
filed 2003-01-14
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 2002.

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16250

DYNATEM, INC.
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporated or organization)	95-3627099 (I.R.S. Employer Identification No.)

23263 Madero, Suite C, Mission Viejo, California 92691
(Address of principal executive offices)

(949) 855-323
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

On November 30, 2002, there were 1,496,264 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐  No  ☒

DYNATEM, INC.

DYNATEM, INC.

BALANCE SHEETS

	November 30, 2002	May 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,226,975	$959,042
Accounts receivable, net	644,543	388,181
Inventories	430,965	469,632
Prepaid expenses	16,597	29,500

Total current assets	2,319,080	1,846,355

Property and equipment, net	33,283	38,115
Other assets	23,888	19,624

	$2,376,251	$1,904,094

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$275,585	$150,040
Accrued expenses	197,020	187,307

Total current liabilities	472,605	337,347

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 1,496,264 shares issued and outstanding
	2,389,085	2,389,085
Accumulated deficit	(485,439)	(822,338)

Total shareholders’ equity	1,903,646	1,566,747

	$2,376,251	$1,904,094

See accompanying notes to financial statements.

DYNATEM, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended November 30, 2002 and 2001

	2002	2001
Net sales	$1,054,001	$758,140
Cost of sales	513,382	369,934

Gross profit	540,619	388,206

Operating expenses:
Selling, general and administrative	198,744	237,128
Research and development	123,302	71,113

Total operating expenses	322,046	308,241

Operating income	218,573	79,965
Other income (expense), net	3,690	6,790

Income before income taxes	222,263	86,755
Provision for income taxes	800	0

Net income	$221,463	$86,755

Income per share – basic	$.15	$.06

Income per share – diluted	$.13	$.05

Weighted average shares outstanding – basic	1,496,264	1,418,400

Weighted average shares outstanding – diluted	1,697,386	1,642,374

See accompanying notes to financial statements

DYNATEM, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
Six months ended November 30, 2002 and 2001

	2002	2001
Net sales	$2,007,905	$1,400,486
Cost of sales	1,041,076	701,221

Gross profit	966,829	699,265

Operating expenses:
Selling, general and administrative	400,459	422,359
Research and development	236,208	121,517

Total operating expenses	636,667	543,876

Operating income	330,162	155,389
Other income, net	7,537	11,665

Net income before taxes	337,699	167,054
Provision for income taxes	800	800

Net income	$336,899	$166,254

Income per share – basic	$.23	$.12

Income per share – diluted	$.20	$.10

Weighted average shares outstanding – basic	1,496,264	1,418,400

Weighted average shares outstanding – diluted	1,697,386	1,633,695

See accompanying notes to financial statements

DYNATEM, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

For Six months ended November 30, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net income	$336,899	$166,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,832	9,435
Changes in operating assets and liabilities:
Accounts receivable	(256,362)	109,469
Inventories	38,667	7,052
Prepaid expenses	12,903	14,951
Accounts payable	125,545	(58,712)
Accrued expense	9,713	(13,170)

Net cash provided by operating activities	272,197	235,279

Cash flows from investing activities:
Purchases of fixed assets	—	(5,842)
Changes in other assets	(4,264)	(23,720)

Net cash used in investing activities	(4,264)	(29,562)

Net increase in cash	267,933	205,717
Cash and cash equivalents, beginning balance	959,042	704,845

Cash and cash equivalents, ending balance	$1,226,975	$910,562

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$800	$800

See accompanying notes to financial statements.

DYNATEM, INC.

Notes to Financial Statements

(1)    Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of November 30, 2002 and the results of operations and cash flows for the three and six months ended November 30, 2002 and November 30, 2001, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)    Inventories

A summary of inventories follows:

	November 30, 2002	May 31, 2002
Raw materials	$215,482	$230,529
Work-in-process	193,935	215,933
Finished goods	21,548	23,170

	$430,965	$469,632

(3)    Income Per Share

Income per common share is computed based on the weighted average number of common shares outstanding during the periods presented. The potential exercise of stock options and warrants is included in the computation of income per diluted share in the periods when net income is reflected using the treasury stock method.

DYNATEM, INC.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Net sales for the three months ended November 30, 2002, increased 39% to $1,054,001 compared to net sales of $758,140 in the same period a year ago. For the six months ended November 30, 2002, net sales were $2,007,905, $607,419 higher than the corresponding period in the previous fiscal year, for an increase of 43%. The increase in total net sales was largely the result of continued demand for the DPC2 single-board computer.

Cost of sales for the three months ended November 30, 2002, was $513,382 or 48.7% of net sales and compares to $369,934 or 48.8% of net sales in the same period a year ago. For the six months ended November 30, 2002, cost of sales of $1,041,076 represented 51.8% of net sales and compares to $701,221 representing 50.1% of net sales for the same period a year ago.

Selling, general and administrative expenses for the three-month and six-month periods ended November 30, 2002, were $198,744 and $400,459, respectively, as compared to $237,128 and $422,359 for the same respective periods a year ago. The decrease in selling, general and administrative expense is primarily the result of significant catalog printing and mailing cost in the prior year, with no similar cost in the current periods.

Research and development expenses for three-month and six-month periods ended November 30, 2002, were $123,302 and $236,208, respectively, as compared to $71,113 and $121,517 for the same respective periods a year ago. The increase in expenses is attributed to the ongoing development of new single-board computer products utilizing advanced microprocessor technology. The Company continues to expand its engineering capabilities to better support its many customers’ designs, which incorporate Dynatem products.

For the three-month and six-month periods ended November 30, 2002, net income was $221,463 and $336,899, respectively, compared to net income of $86,755 and $166,254, for the same respective periods ended November 30, 2001, for the reasons described above.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire in various years through 2019.

At November 30, 2002, the Company’s working capital was $1,846,475 and its current ratio was 4.90:1 compared to $1,509,008 and a ratio of 5.47:1 as of May 31, 2002. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2003. The Company has arranged for a line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

DYNATEM, INC.

Item 3.     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”)are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

DYNATEM, INC.

PART II.     OTHER INFORMATION

Items 1 through 3 have been omitted because there is nothing material to report and there has been no report on Form 8-K during the quarter ended November 30, 2002.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 27, 2002, the Company held its annual meeting of shareholders and took the following actions:

ELECTION OF DIRECTORS

The following persons were duly elected to the Company’s Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

Directors	Yes	No
Robert Anslow	1,308,535	200
Harry Cavanaugh	1,308,535	200
Eileen DeSwert	1,308,535	200
Richard Jackson	1,308,535	200
Costis Toregas	1,308,535	200
Charles Spear	1,308,535	200
H. Richard Anderson	1,308,535	200
Michael Horan	1,308,535	200

APPOINTMENT OF AUDITORS

The shareholders approved the appointment of the accounting firm of Squar, Milner, Reehl & Williamson, LLP as its independent auditors for the fiscal year ending May 31, 2003. Such appointment was approved by 1,307,835 votes and 900 votes either abstained or voted against approval of the appointment.

DYNATEM, INC.

Item 5.    OTHER INFORMATION

The Board of Directors approved the election of the following officers at a meeting held September 27, 2002.

President & Chief Executive Officer – Michael Horan

Executive Vice President & Corporate Secretary – Eileen DeSwert

Chief Financial Officer – Belen Ramos

DYNATEM, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

January 9, 2003	By:	/s/ Michael Horan
Michael Horan President & Chief Executive Officer

January 9, 2003	By:	/s/ Belen Ramos
Belen Ramos Chief Financial Officer

DYNATEM, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynatem, Inc. on Form 10-QSB for the quarter ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Michael Horan, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:    January 9, 2003

/s/ Michael Horan
Michael Horan, President & Chief Executive Officer

DYNATEM, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynatem, Inc. on Form 10-QSB for the quarter ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Belen Ramos, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:    January 9, 2003

/s/ Belen Ramos
Belen Ramos, Chief Financial Officer & Principal Accounting Officer

DYNATEM, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Dynatem, Inc. (the “Company”) for the quarter ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 9, 2003

/s/ Michael Horan
Michael Horan, Chief Executive Officer

/s/ Belen Ramos
Belen Ramos, Chief Financial Officer & Principal Accounting Officer