Form 10QSB
period 2003-02-28
DYNATEM INC
filed 2003-04-09
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

On March 1, 2003, there were 1,519,042 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐  No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	February 28, 2003	May 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,289,766	$959,042
Accounts receivable, net	549,921	388,181
Inventories, net	657,806	469,632
Prepaid expenses and other	48,541	29,500

Total current assets	2,546,034	1,846,355
Property and equipment, net	50,172	38,115
Other assets	11,454	19,624

	$2,607,660	$1,904,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$659,474	$150,040
Accrued expenses	112,811	187,307

Total current liabilities	772,285	337,347

Stockholders’ equity
Common stock, no par value, 50,000,000 shares authorized; 1,519,042 and 1,496,264 shares issued and outstanding, respectively	2,389,085	2,389,085
Accumulated deficit	(553,710)	(822,338)

Total stockholders’ equity	1,835,375	1,566,747

	$2,607,660	$1,904,094

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATION (UNAUDITED)

Three months ended February 28, 2003 and February 28, 2002

	2003	2002
Net sales	$725,882	$638,218
Cost of sales	476,534	390,797

Gross profit	249,348	247,421

Operating expenses:
Selling, general and administrative	205,625	222,664
Research and development	115,359	79,656

Total operating expenses	320,984	302,320

Operating loss	(71,636)	(54,899)
Other income, net	3,365	3,897

Net loss	$(68,271)	$(51,002)

Basic loss per share	$(.05)	$(.04)

Diluted loss per share	$(.05)	$(.04)

Weighted average shares outstanding – basic	1,504,110	1,430,837

Weighted average shares outstanding – diluted	1,504,110	1,430,837

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Nine months ended February 28, 2003 and February 28, 2002

	2003	2002
Net sales	$2,733,787	$2,038,704
Cost of sales	1,517,610	1,092,018

Gross profit	1,216,177	946,686

Operating expenses:
Selling, general and administrative	606,084	645,023
Research and development	351,567	201,173

Total operating expenses	957,651	846,196

Operating income	258,526	100,490
Other income, net	10,902	15,562

Net income before taxes	269,428	116,052
Provision for income taxes	800	800

Net income	$268,628	$115,252

Basic income per share	$.18	$.08

Diluted income per share	$.16	$.07

Weighted average shares outstanding – basic	1,498,851	1,422,249

Weighted average shares outstanding – diluted	1,713,790	1,639,819

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For nine months ended February 28, 2003 and February 28, 2002

	2003	2002
Cash flows from operating activities:
Net income	$268,628	$115,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,943	11,519
Changes in operating assets and liabilities:
Accounts receivable	(161,740)	62,524
Inventories	(188,174)	35,459
Prepaid expenses and other	(19,041)	(11,954)
Accounts payable	509,434	(9,202)
Accrued expenses	(74,496)	(55,993)

Net cash provided by operating activities	342,554	147,605

Cash flows from investing activities:
Other assets	8,170	(9,289)
Purchases of property and equipment	(20,000)	(3,439)

Net cash used in investing activities	(11,830)	(12,728)

Net increase in cash	330,724	134,877
Cash and cash equivalents, beginning balance	959,042	704,845

Cash and cash equivalents, ending balance	$1,289,766	$839,722

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Taxes	$800	$800

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

(1)	Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of February 28, 2003 and the results of operations and cash flows for the three and nine months ended February 28, 2003 and February 28, 2002, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)	Recent Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement 148 during the current period and have provided the disclosures required under Statement 148 in Note 6.

(3)	Inventories

A summary of inventories follows:

	February 28, 2003	May 31, 2002
Raw materials	$368,372	$230,529
Work-in-process	263,122	215,933
Finished goods	26,312	23,170

	$657,806	$469,632

DYNATEM, INC.

(4)	Stockholders’ Equity

During the current period, the Company issued 22,778 shares of common stock (net of 2,222 shares of common stock surrendered) for the exercise of stock options under a cashless exercise.

(5)	Income (loss) per share

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

(6)	Stock Based Compensation Plan

We issue stock options to our employees and outside directors pursuant to a stockholder approved stock option plan. We account for our stock-based compensation plan under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income for the three months and nine months ended February 28, 2003 and 2002 as there were no options granted under these plans during those periods and there was no expense amortization during the periods for options granted in prior periods. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period of the options. The following tables illustrate the effect on net income and earnings per share if we had accounted for our stock option plan under the fair value method of accounting under Statement 123, as amended by Statement 148:

	Three Months Ended February 28,	Three Months Ended February 28,
	2003	2002
Net loss:
As reported	$(68,281)	$(51,002)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma	$(68,281)	$(51,002)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.04)

Pro forma	$(0.05)	$(0.04)

DYNATEM, INC.

	Nine Months Ended February 28,	Nine Months Ended February 28,
	2003	2002
Net income:
As reported	$268,628	$115,252
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	—

Pro forma	$268,628	$115,252

Net income per share:
Basic—As reported	$0.18	$0.08

Basic—Pro forma	$0.18	$0.08

Diluted—As reported	$0.16	$0.07

Diluted—Pro forma	$0.16	$0.07

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted were estimated at the date of grant using a Black-Scholes pricing model with the following assumptions for the year ended May 31, 2001: risk free interest rate of 5.39%; expected dividend yield of 0%; expected life of the options of 5 years; and volatility factor of the expected market price of the Company’s common stock of 297%. No options were granted in the year ended May 31, 2002 or in the period ended February 28, 2003.

DYNATEM, INC.

(7)	Concentrations

During the quarter, the Company received a purchase order from one of its current customers for the delivery of the Company’s DPC2 systems with an aggregate gross revenue value in excess of $1,000,000 (the “Systems”). All Systems are scheduled for shipment prior to March 31, 2003.

DYNATEM, INC.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Net sales for the three months ended February 28, 2003, increased 13.7% to $725,882 compared to net sales of $638,218 in the same period a year ago. For the nine months ended February 28, 2003, net sales were $2,733,787, $695,083 higher than the corresponding period in the previous fiscal year, for a increase of 34.1%. The increase in total net sales was due primarily to sales of the DPC2 systems.

Cost of sales for the three months ended February 28, 2003, was $476,534 or 65.6% of net sales and compares to $390,797 or 61.2% of net sales in the same period a year ago. For the nine months ended February 28, 2003, cost of sales of $1,517,610 represented 55.5% of net sales and compares to $1,092,018, representing 53.6% of net sales for the same period a year ago. The nine-month increase of cost of sales as a percentage of net sales is the result of product mix factors, most specifically, cost of materials for prototype boards and slightly higher production cost of the DPC2 boards for quick turn-around using outside manufacturing facilities on a contractual basis.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 2003, were $205,625 and $606,084, respectively, as compared to $222,664 and $645,023, respectively, the same period a year ago. The decrease in selling, general and administrative expenses is primarily the result of significant catalog printing and mailing cost in the prior year, with no similar cost in the current periods.

Research and development expenses for the three-month and nine-month periods ended February 28, 2003, were $115,359 and $351,567, respectively, as compared to $79,656 and $201,173, respectively, the same period a year ago. The increase in research and development expenses reflects an increased emphasis on new product development.

For the three-month and nine-month periods ended February 28, 2003, there was a net loss of $68,271 and net earnings of $268,628, compared to net loss of $51,002 and net earnings of $115,252, respectively, for the same periods ended February 28, 2002. Net earnings for the nine-month period as a percentage of sales were 9.82% for 2003 and 5.65% for 2002. The increase in 2003 is due to increased revenues as noted above.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards that will expire in various years through 2020.

Inventories for the nine months ended February 28, 2003, was $657,806 compared to $469,632 in the same period a year ago. The increase was due primarily to buying components in larger quantities in preparation for the large orders in backlog scheduled to ship next quarter. For this reason, accounts payable increased as well.

DYNATEM, INC.

At February 28, 2003, the Company’s working capital was $1,773,749 and its current ratio was 3.29:1 compared to $1,509,008 and a ratio of 5.47:1 as of May 31, 2002.

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

DYNATEM, INC.

PART II.     OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing material to report.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index attached hereto.

(b)	On January 27, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission with regard to a purchase order received from one of the Company’s current customers for the delivery of the Company’s DPC2 systems with an aggregate gross revenue value in excess of $1,000,000 (the “Systems”). All Systems are scheduled for shipment prior to March 31, 2003.

DYNATEM, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

April 4, 2003	By:	/s/ Michael Horan
Michael Horan President & Chief Executive Officer

April 4, 2003	By:	/s/ Belen Ramos
Belen Ramos Chief Financial Officer & Principal Accounting Officer

DYNATEM, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynatem, Inc. on Form 10-QSB for the quarter ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Michael Horan, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

        a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have

        b)  identified for the registrant’s auditors any material weakness in internal controls; and

        c)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

/s/ Michael Horan
Michael Horan, President & Chief Executive Officer

DYNATEM, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynatem, Inc. on Form 10-QSB for the quarter ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Belen Ramos, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 4, 2003

/s/ Belen Ramos
Belen Ramos, Chief Financial Officer and Principal Accounting Officer

DYNATEM, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Dynatem, Inc. (the “Company”) for the quarter ending February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned Chief Executive Officer and Chief Financial Officer of the Company each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 4, 2003

/s/ Michael Horan
Michael Horan, President & Chief Executive Officer

/s/ Belen Ramos
Belen Ramos, Chief Financial Officer and Principal Accounting Officer

DYNATEM, INC.

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. The exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number

3(a)	Restated Articles of Incorporation of the Company (1)

3(b)	Bylaws of the Company (2)

(1)	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(2)	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.