Form 10KSB
period 2003-05-31
DYNATEM INC
filed 2003-08-29
CIK 795424

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16250

DYNATEM, INC.

(Name of small business issuer in its charter)

California	95-3627099
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

23263 Madero, Suite C
Mission Viejo, California	92691
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (949) 855-3235

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

The issuer’s revenues for its most recent fiscal year were $3,749,801.

The aggregate market value of voting stock held by nonaffiliates of the registrant was $840,293 on August 1, 2003.

On August 1, 2003, there were 1,532,892 shares of the issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 22, 2003, are incorporated herein by reference into Part III hereof, to the extent indicated herein.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I

This report contains forward-looking statements that relate to future events or future financial performance. These statements, which may be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “potential,” or “continue,” or the negative of such terms and other comparable technology, only reflect management’s expectations. Actual events or results may differ materially, as a result of competitive products and pricing, new product introductions, developing technologies and general economic conditions affecting the Company and its customers, as more fully discussed below and in “Management’s Discussion and Analysis or Plan of Operation.”

Item 1.	Description of Business.

History

Dynatem, Inc. (the “Company” or “Dynatem”) was incorporated on May 15, 1981, under the laws of the State of California. It was organized to design, manufacture and market microcomputers and microcomputer-based systems and software for industrial applications such as factory automation, sensor monitoring, process control, robots, data acquisition, networking and displays. The Company commenced manufacturing and marketing operations in May 1981 and has conducted such operations continuously from such date. As part of such operations, the Company was, until October 1984, an authorized dealer of certain modular board level computer products manufactured by Rockwell International Corporation. In October 1984, the Company entered into an agreement with Rockwell pursuant to which the Company was licensed to manufacture these products.

The Company currently designs, manufactures, distributes and markets more than 250 products or product variations including microcomputers, microcomputer systems, microcomputer modules, software and peripherals, and markets such products and other licensed products individually or as components of a system.

In 1987, the Company began concentrating its design efforts to develop a range of products compatible with the VMEbus (see below). In order to further expand the product offering, Dynatem entered into agreements to resell the VMEbus products of other vendors that were complimentary to the Company’s products. This allowed the Company to easily integrate complete embedded systems. In 1996, the Company began concentrating most of its design effort in the development of VMEbus systems based on the x86 family of processors. The Company was able to combine the broad range of relatively inexpensive components and software found in desktop PC- compatible systems with the high performance, flexibility and stability of the VMEbus. To accompany the new x86 hardware, it has been equally important for the Company to develop software drivers that could enable popular desktop operating systems to operate across the VMEbus. In fact, the ability to run Windows NT in VMEbus systems has been one of the major appeals of this product. In this way, embedded system designers can combine user-friendly Windows NT or Windows XP, with their huge range of software applications, on the same backplane with dedicated high-speed real-time operating systems. More recently, the interest in Linux systems has also added to the market appeal of these products.

One area of design effort continues to be the integration of expansion cards compatible with the PMC (PCI Mezzanine Card) standard. This enables adding functionality to VMEbus x86 processor boards by expansion via the local PCI bus.

Another area of design activity has been based upon the CompactPCI Bus. These products have a similar form factor to the VMEbus but use the PCI bus as the basis for the interface between modules. This is a simpler and less expensive design than the VMEbus-based products, and from a design and support point of view is a subset of the Pentium-based VMEbus products. The CompactPCI Bus’ popularity is based upon its simplicity, high bandwidth and reliability and relatively low cost. Its simplicity and low cost are due to its reliance on architectures and components found in the desktop world. Recent changes to the CompactPCI specification incorporate switched Ethernet backplane support. This specification is the beginning of the evolution of backplane technology toward high-speed serial interfaces.

Market

The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, Japan and Mexico.

For the last two fiscal years the export net sales and the percentage to total net sales were:

Year	Amount	% of Total Net Sales
2003	$190,740	5%
2002	$251,574	9%

Products

The Company’s products generally consist of modular single board microcomputers known as Central Processing Unit (CPU) boards, peripheral systems and software. The products are intended for use by manufacturing companies seeking to increase efficiency and productivity through factory automation, sensor monitoring, process control and other electronic implementations. The military services use Dynatem products for a number of applications including navigation, control of systems and rapid handling of data. The Company provides warranties ranging from 90 days to one year on all products sold.

VME. The Company’s principal product group is based on the VMEbus specification. These products are used as embedded controllers for telecommunications, industrial controls, robotics, aerospace, and a wide variety of military applications.

In 1996, the Company established a distributor relationship with a German VMEbus manufacturer, Microsys Electronics GmbH (“Microsys”). The products manufactured by Microsys are consistently compatible with the Company’s product line because, like the Company’s VMEbus products, the Microsys products are relatively low in power consumption and well suited to extended temperature range systems.

The addition of the Microsys line to the Dynatem line has had the effect of augmenting the Dynatem range of products. It has also increased the range of hardware to meet virtually every customer’s system requirements in connection with the products designed and manufactured by the Company. This is extremely important because customers prefer buying all of the modules in their system from one vendor who takes responsibility for guaranteeing that all modules function well together.

New offerings from Microsys include VMEbus and CompactPCI designs based upon Motorola’s Power PC family of processors.

Among new products offered, the Company has recently introduced both VME and CompactPCI processor boards based upon the Low Voltage Xeon processor from Intel. The embedded PC is excellent for situations where Original Equipment Manufacturers (OEMs) need full PC functionality with the complexity of the VMEbus or even the CompactPCI bus.

With the recent increase in design engineering capability, the Company is also able to offer custom design capabilities based upon the standard product offering.

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

Operations

The Company’s products are manufactured either at the Company’s facility in Mission Viejo, California, or by outside assembly contractors. They are produced from the Company’s designs using standard, semi-custom and custom components such as multi-layer circuit boards.

Most of the devices and components used in the Company’s products are available from several sources. Although no assurance can be given as to the future, the Company believes that the loss of one or more of its current suppliers would not have a material adverse effect upon its business.

Marketing

The Company’s marketing and sales department consists of marketing, sales, customer service, engineering and engineering application support. The Company has in recent years continued the use of advertising in major trade publications, coupling it with wide distribution of marketing brochures. In addition, the Company participates in regional trade shows during the year throughout the United States and Canada.

There are over 200 VMEbus and CompactPCI vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with Dynatem. Details of unique characteristics of the Company’s offerings are more fully described in “Products” above.

Marketing of the Company’s products is accomplished through direct marketing and telemarketing efforts. Direct marketing efforts include responding to inquiries generated through press releases, trade publications, advertising, current customer lists and other similar leads. Telemarketing is utilized to inform current and potential customers of new products and technical product changes, as well as allow the Company to evaluate the market and customer needs. Implementation of a World Wide Web site (www.dynatem.com) has been accomplished over the past few years. It has become an effective means of attracting new customers throughout the world. It has also become an excellent product and technical reference for existing and potential customers.

Research and Development

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 2003 and 2002 were $480,452 and $308,775, respectively. Increases in R&D expenditures reflect the increased emphasis on new product development and additional engineering staff.

In the fiscal year, two important new VME processor modules have been introduced. The first, the DHC, is a very high performance VMEbus X86 family processor board, using Intel’s high-performance Xeon processor. Getting the Xeon in a VMEbus system is key for customers who require hyperthreading processing. With this capability, the DHC is virtually a dual processor Single Board Computer (SBC). The Company has already designed and debugged companion modules for the DHC to support additional I/O behind the backplane and I/O expansion via a PMC (PCI Mezzanine Card) carrier. To take advantage of the DHC module’s high performance the Company is introducing a line of PMCX (PMC card with higher bandwidth) modules that will be new enhancements of the existing embedded computing technology. These modules will support Dual Gigabit Ethernet, serial ATA, and Ultra 320 SCSI.

The DHC will soon be available in a CompactPCI version that will operate as a System Controller or an embedded slot module. This SBC, the CHC, will also support PICMG 2.16 packet switching operation that is expected to be a growth area in the board level product market.

The second processor module is a Pentium III based VMEbus SBC targeted to the OEM who needs the most configuration flexibility at the lowest price. This module, the DMC, brings a high level of flexibility to the VMEbus with two PMC sites that will let the customer tailor their I/O functionality to their application. In addition to standard PC features, the DMC also supports two Fast Ethernet ports, USB, infrared, a sound card, and a game port.

On the software front the Company has developed BIOS firmware for the new SBC’s.

Integration and support efforts continue resulting in several important design-ins based on a combination of Dynatem and/or Microsys CPU cards, PMC support cards, third-party software and the Company’s software.

Employees

At present the Company employs 19 people in sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are very good.

Competition

Competition within the industry is based primarily upon product line breadth, product performance, price and customer service. The Company competes with over 200 manufacturers of VMEbus and CompactPCI products in North America and Europe. The Company believes it has a marketing advantage based upon its ability to offer a “one-stop-shop” approach, which provides full system integration not always provided by the Company’s competitors. As part of this approach, the Company provides high quality products, competitive pricing, and technical support, which includes, when needed, customization, special products and/or writing of special software programs. In addition, the Company provides customers with most products required for specific applications including, but not limited to, special power supplies, special enclosures, cables and other requisite hardware. This approach is not customary with larger competitors who would normally limit themselves to sales of standard products. However, most of these manufacturers have certain other competitive advantages over the Company, including greater financial and technological resources, earlier access to customers, established client service programs and client loyalty.

Item 2.	Description of Property.

The Company’s executive offices and manufacturing plant are located in a 6,357 square foot facility in Mission Viejo, California. The facility is leased from an unaffiliated party for a term expiring in January 2006. In addition, on April 1, 2003, the Company opened a new engineering design office in a 1,430 square foot facility in Escondido, California. The facility is leased from an unaffiliated party for a term expiring March 31, 2005.

Item 3.	Legal Proceedings.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

There is a limited trading market for the Company’s Common Stock. Set forth below is the high and low sale price of the Company’s Common Stock for the periods indicated, as reported by “The Pink Sheets” weekly OTC Market Report. This report lists the firms who make a market in the Common Stock. The OTC Report presents inter-dealer sales without adjustment for retail mark-up, markdown or commissions. Trading in the Company’s Common Stock is limited in volume and may not be a reliable indicator of its market value.

	Fiscal Years Ended May 31,
	2003		2002
	High	Low	High	Low
First Quarter	1.2500	0.9100	2.0000	0.8000
Second Quarter	1.0100	0.8700	2.0000	1.8000
Third Quarter	2.2500	0.6992	1.9000	1.5000
Fourth Quarter	1.5000	1.3000	2.0000	1.1500

As of August 1, 2003, there were approximately 203 shareholders reported to the Company by Continental Stock Transfer and Trust Company, the Company’s Transfer Agent, and ADP Investor Communications Services, the firm that handles communications with shareholders holding stock in street name.

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

The following table sets forth as of May 31, 2003, information on the Company’s equity Compensation plans in effect as of that date:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	253,850	$0.30	35,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Net of 25,000 options exercised during fiscal 2003.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Net sales for the Company’s fiscal year ended May 31, 2003 increased 28.6% to $3,749,801 as compared to net sales of $2,915,797 in fiscal year 2002. The increase in total net sales is attributed to the continued growth of sales of Dynatem designed single-board computer products. Export sales amounted to $190,740, representing 5.1 % of the total net sales for the fiscal year ended May 31, 2003.

Gross profit as a percentage of sales ended May 31, 2003 was 46%, the same as in the prior fiscal year ended May 31, 2002.

Selling, general and administrative expenses were $855,191 for fiscal year 2003 compared to $848,823 for fiscal year 2002, a slight increased of 0.75%. With the economic slow down, the Company did not attempt to increase expenses and kept it’s profile of the already existing salaries, wages and benefits to assist in retaining personnel.

Research and development costs were $480,452 in fiscal year 2003 compared to $308,775 in fiscal year 2002, a 55.6% increase. The increase is attributable to development of new single-board computer products utilizing advanced microprocessor technology, based on recommendations from our customers. These units include the DMC and DHC product lines and are planned for introduction for fiscal 2004. The Company added engineering capability in order to optimize the scheduling and completion of its new products, to design integrated computer solutions for its customers and to design more cost competitive product alternatives.

At May 31, 2003, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carry forwards and tax credits, which will expire on various dates through the year 2019.

Net income in fiscal years 2003 and 2002 was $403,854 and $207,482, respectively. The increase in net income was primarily due to the continued growth of sales of Dynatem-designed single-board computer products that contribute to higher margins.

Liquidity and Capital Resources

As of May 31, 2003, the Company’s working capital was $1,905,167 and its current ratio was 4.89 to 1. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2004. The Company has arranged for a line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

Future Trends

The Company continues to launch new products of its own design and expects significant growth in sales of Microsys products over the next year.

The Company’s PC-compatible VMEbus module has been designed into several fairly large, long-term programs, and it is being well received by the VMEbus market. New product introductions this year are expected to enable the Company to win a larger percentage of new programs. CompactPCI versions of these products should enable the Company to become a larger player in the CompactPCI market. The Company has put great effort into being first to the market with error-free versions of several popular real-time operating systems. As the PC-compatible market changes, the Company will, in a timely manner, attempt to achieve market leadership by offering new products based upon the latest PC-compatible technology.

The Company will continue to take advantage of local contract manufacturing facilities utilizing the most modern techniques of SMT (Surface Mount Technology) and BGA (Ball Grid Array).

Item 7.	Financial Statements.

DYNATEM, INC.

FINANCIAL STATEMENTS

For the Years Ended May 31, 2003 and 2002

SQUAR MILNER

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Dynatem, Inc.

We have audited the accompanying balance sheet of Dynatem, Inc. (the “Company”), as of May 31, 2003, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatem, Inc. as of May 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

Squar Milner Reehl & Williamson, LLP
Newport Beach, California
July 16, 2003

DYNATEM, INC.

BALANCE SHEET

May 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$1,531,431
Accounts receivable, net of allowance for doubtful accounts of approximately $10,000	238,033
Inventories, net	572,628
Prepaid expenses and other current assets	52,417

Total current assets	2,394,509
Property and Equipment, net	55,853
Other Assets	9,581

$2,459,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$113,208
Accrued liabilities	219,684
Deferred revenue	156,450

Total current liabilities	489,342

Commitments and Contingencies
Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 1,519,042 shares issued and outstanding	2,389,085
Accumulated deficit	(418,484)

Total stockholders’ equity	1,970,601

$2,459,943

See accompanying notes to these financial statements.

DYNATEM, INC.

STATEMENTS OF INCOME

For the Years Ended May 31, 2003 and 2002

	2003	2002
NET SALES	$3,749,801	$2,915,797
COST OF SALES	2,023,703	1,568,706

GROSS PROFIT	1,726,098	1,347,091

OPERATING EXPENSES
Selling, general and administrative	855,191	848,823
Research and development	480,452	308,775

	1,335,643	1,157,598

OPERATING INCOME	390,455	189,493

OTHER INCOME
Interest income	14,199	18,789

INCOME BEFORE PROVISION FOR INCOME TAXES	404,654	208,282
PROVISION FOR INCOME TAXES	800	800

NET INCOME	$403,854	$207,482

Net income available to common stockholders per common share:
Basic	$0.27	$0.14

Diluted	$0.24	$0.12

Weighted average number of common shares outstanding:
Basic	1,503,877	1,435,627

Diluted	1,714,287	1,710,546

See accompanying notes to these financial statements.

DYNATEM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2003 and 2002

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE – June 1, 2001	1,418,400	$2,383,385	$(1,029,820)	$1,353,565
Exercise of stock options	86,150	18,653	—	18,653
Shares surrendered for stock option exercise	(8,286)	(12,953)	—	(12,953)
Net income	—	—	207,482	207,482

BALANCE – May 31, 2002	1,496,264	2,389,085	(822,338)	1,566,747
Exercise of stock options	25,000	5,000	—	5,000
Shares surrendered for stock option exercise	(2,222)	(5,000)	—	(5,000)
Net income	—	—	403,854	403,854

BALANCE – May 31, 2003	1,519,042	$2,389,085	$(418,484)	$1,970,601

See accompanying notes to these financial statements.

DYNATEM, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403,854	$207,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,047	17,629
Allowance for doubtful accounts	2,500	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	147,648	37,697
Inventories	(102,996)	99,343
Prepaid expenses and other	(22,917)	(2,634)
Accounts payable	(36,832)	(74,077)
Accrued expenses	32,377	(27,766)
Deferred revenue	156,450

Net cash provided by operating activities	592,131	254,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,785)	(8,903)
Decrease in other assets	10,043	2,726

Net cash used in investing activities	(19,742)	(6,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in connection with the exercise of stock options	—	5,700

Net cash provided by financing activities	—	5,700

NET INCREASE IN CASH	572,389	254,197
CASH AND CASH EQUIVALENTS – beginning of year	959,042	704,845

CASH AND CASH EQUIVALENTS – end of year	$1,531,431	$959,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$—	$—

Income taxes	$800	$800

See accompanying notes to financial statements for additional disclosure of non-cash investing and financing activities.

See accompanying notes to these financial statements.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Dynatem, Inc. (the “Company”) was incorporated in the State of California in May 1981. The Company designs, manufactures, distributes and markets modular single board microcomputers and microcomputer-based systems and software. These systems are used for industrial applications, including factory automation, process control, robotics, data acquisition and networking.

Concentrations of Credit Risks

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. At May 31, 2003, the Company had approximately $675,000 in excess of this limit.

The Company sells products to customers throughout the United States and in several foreign countries. The Company performs periodic credit evaluations of its customers and does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

During fiscal 2003, the Company had sales to two customers, which represented 37% of net sales. During fiscal 2002, the Company had sales to two customers, which represented 48% of net sales. At May 31, 2003, two customers accounted for 66% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2003 and 2002, export sales represented 5% and 9% of net sales, respectively.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with a technology business including the potential risk of business failure.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, provisions for losses on accounts receivable, provisions for slow moving and obsolete inventories and estimates for current and deferred taxes. Actual results could materially differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid investments (Certificates of Deposits) with original maturities of 90 days or less. At May 31, 2003, cash equivalent balances totaled approximately $317,000.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined under the average cost method. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At May 31, 2003, management believes that inventories are carried at their net realizable value.

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

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 during the year ended May 31, 2003. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company’s financial statements with respect to future disposal decisions, if any.

Management believes that no impairment loss is necessary on long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change which could result in long-lived assets impairment charges in the future.

Warranties

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future warranty obligations related to certain product and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $17,500 at May 31, 2003.

Deferred Revenue

Deferred revenue represents monies received in advance from customers for certain products. The Company will recognize the revenue upon shipment of the products.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policy conforms to SAB 101.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. The advertising costs incurred for the years ended May 31, 2003 and 2002 totaled approximately $20,000 and $55,000 respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Foreign Currency Transactions

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. During fiscal 2003 and 2002, the Company had no foreign currency gains.

Accounting for Stock-Based Compensation

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-based Compensation.”

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25”. This Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for its employee stock based compensation in accordance with FIN 44.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation (Cont.)

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement during the year ended May 31, 2003.

At May 31, 2003, the Company has two stock-based employee compensation plans (the “Plans”) (see Note 5). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the years ended May 31, 2003 and 2002. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Year Ended May 31,
	2003	2002
Net income available to common stockholders, as reported	$403,854	$207,482
Pro forma compensation expense	—	—

Pro forma net income available to common stockholders	$403,854	$207,482

Income per share, as reported
Basic	$0.27	$0.14
Diluted	$0.24	$0.12

Income per share, pro forma
Basic	$0.27	$0.14
Diluted	$0.24	$0.12

Basic and Diluted Earnings Per Common Share

The Company has adopted SFAS 128 “Earnings Per Share”, which changes the methodology of calculating earnings per common share.

Under SFAS 128, basic earnings per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding assuming all dilutive potential common shares were issued (using the treasury stock method total additional dilutive shares totaled 210,410 and 274,919 as of May 31, 2003 and 2002, respectively) (see Note 8).

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The FASB issued SFAS No. 107 (“SFAS 107”), “Disclosures About Fair Value of Financial Instruments”. SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, receivables, trade payables and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Segment reporting is not required as the Company currently operates in one segment as discussed under Organization and Nature of Operations.

Significant Recent Accounting Pronouncements

Pronouncement	Title	Adoption/ Effective Date

SFAS No. 141	Business Combinations	June 1, 2002

SFAS No. 142	Goodwill and Other Intangible Assets	June 1, 2002

SFAS No. 143	Accounting for Asset Retirement Obligations	June 1, 2003

SFAS No. 145	Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections	May 15, 2002

SFAS No. 146	Accounting for Costs Associated with Exit or Disposal Activities	June 1, 2003

SFAS No. 147	Acquisition of Certain Financial Institutions-an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9	October 1, 2002

SFAS No. 149	Amendment of Statement 133 on Derivative Instruments and Hedging Activities	July 1, 2003

SFAS No. 150	Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity	September 1, 2003

FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34	December 31, 2002

Other recent accounting pronouncements are discussed elsewhere in these notes to the financial statements. In the opinion of management, recent accounting pronouncements did not or will not have a material effect on the financial statements.

2. INVENTORIES

Inventories consist of the following at May 31, 2003:

Raw materials and component parts	$284,621
Work-in-process	256,237
Finished goods	31,770

$572,628

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2003:

Machinery and equipment	$4,030
Product tooling	273,382
Furniture and fixtures	109,460

386,872
Less accumulated depreciation	(331,019)

$55,853

During fiscal 2003 and 2002, depreciation expense totaled $12,047 and $17,629, respectively.

4. LINE-OF-CREDIT

The Company has a revolving line-of-credit agreement (the “Line of Credit”) that permits borrowings of up to $500,000. This Line of Credit is secured by substantially all of the assets of the Company and has an expiration date of September 30, 2003. Interest on the borrowings under this Line of Credit is paid monthly at varying interest rates based on the lender’s prime rate (4.25% at May 31, 2003) plus 1.5%. There were no borrowings outstanding as of May 31, 2003.

5. STOCKHOLDERS’ EQUITY

Common Stock

During fiscal 2002, the Company issued 52,864 shares of common stock (net of 8,286 shares of common stock redeemed for the exercise of stock options). Pursuant to the exercise, certain stockholders redeemed 8,286 shares of common stock with a market value of $12,953 (estimated by the Company based on the closing market price on the date of exercise) for the exercise of options to purchase 61,150 shares of common stock. In addition, the Company issued 25,000 shares of common stock for $5,700 in cash for the exercise of stock options.

During fiscal 2003, the Company issued 22,778 shares of common stock (net of 2,222 shares of common stock redeemed for the exercise of stock options). Pursuant to the exercise, certain stockholders redeemed 2,222 shares of common stock with a market value of $5,000 (estimated by the Company based on the closing market price on the date of exercise) for the exercise of options to purchase 25,000 shares of common stock.

5. STOCKHOLDERS’ EQUITY (continued)

Options

On August 31, 1993, the Company’s Board of Directors adopted, and the shareholders approved, the Dynatem, Inc. 1993 Stock Option Plan (“1993 Plan”), which provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code and for the grant of nonqualified stock options. In connection with the 1993 Plan, 200,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of options to be granted.

On October 7, 1998, the Company’s Board of Directors adopted, and the shareholders approved, the 1998 Stock Option Plan of Dynatem, Inc. (“1998 Plan”). 200,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of options to be granted under the 1998 Plan.

The following represents a summary of the stock options outstanding at May 31, 2003 and 2002 and the changes during the years then ended:

	Year Ended May 31,
	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	278,850	$0.29	365,000	$0.25
Granted	—	—	—	—
Exercised	(25,000)	(0.20)	(86,150)	(0.22)
Cancelled/Forfeited	—	—	—	—

Outstanding, end of year	253,850	$0.30	278,850	$0.29

Exercisable, end of year	253,850	$0.30	278,850	$0.29

Weighted average fair value of options granted		$—		$—

All of the options outstanding at May 31, 2003 have exercise prices between $0.20 and $0.80 and a weighted average remaining contractual life of 4.6 years.

As of May 31, 2003, 143,850 and 110,000 options (net of 56,150 and 55,000 options exercised) have been granted by the Company and are outstanding under the 1998 Plan and the 1993 Plan, respectively.

6. INCOME TAXES

During both fiscal 2003 and 2002, the provision for income taxes consists of the following:

	Federal	State	Total
Current	$—	$800	$800

Deferred	—	—	—

Provision for income taxes	$—	$800	$800

During fiscal 2003 and 2002, the provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2003	2002
Computed “expected” tax expense	$137,000	$71,000

Addition to (reduction) in income taxes resulting from
State income taxes, net of federal benefit	27,000	15,000
Change in valuation allowance	(164,000)	(86,000)
Other	800	800

	$800	$800

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2003 are presented below:

Deferred tax assets:
Net operating loss carryforwards	$170,000
Research and development credit carryforwards	60,000
Other	20,000

250,000
Less valuation allowance	(250,000)

Net deferred tax assets	$—

At May 31, 2003, the Company had federal net operating loss carryforwards of approximately $450,000, which, if not utilized to offset future taxable income, will expire in various years through 2019.

At May 31, 2003, the Company had unused federal and California research and development credits of approximately $200,000 and $25,000, respectively, which, if not used, will expire in various years through 2016.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into non-cancelable operating lease agreements for its corporate and manufacturing facilities. In addition to monthly lease payments for the facilities, the Company is required to pay utilities and certain insurance and maintenance costs. The leases provide for annual rental increases and a renewal options based on certain terms and conditions. The leases expire through fiscal 2006.

Future annual minimum lease payments under these leases are as follows for the years ending May 31:

2004	$95,000
2005	96,000
2006	49,000

Total minimum lease payments	$240,000

During fiscal 2003 and 2002, the Company incurred approximately $93,000 and $87,000, respectively, related to these leases, of which approximately $48,000 and $44,000 has been classified as a component of cost of sales in the accompanying statements of income.

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

During fiscal 2003 and 2002, total royalty and licensing expense for the royalty and licensing agreements mentioned herein approximated $4,000 and $16,000, respectively.

8. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

	2003	2002
Numerator for basic and diluted earnings per share:
Net income	$403,854	$207,482

Denominator for basic and diluted earnings per share:
Weighted average shares (basic)	1,503,877	1,435,627
Common stock equivalents	210,410	274,919

Weighted average shares (dilutive)	1,714,287	1,710,546

Net income available to common shareholders per common share:
Basic	$0.27	$0.14

Diluted	$0.24	$0.12

9. SUBSEQUENT EVENT

Subsequent to May 31, 2003, the Company issued 13,850 shares of common stock for $3,697 of cash for the exercise of stock options.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company’s directors and executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed for its 2003 Annual Meeting of Shareholders to be held on October 22, 2003, set forth under the heading “ELECTION OF DIRECTORS.”

Item 10.	Executive Compensation.

Information concerning executive compensation is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed for its 2003 Annual Meeting of Shareholders to be held on October 22, 2003, set forth under the heading “ELECTION OF DIRECTORS - Compensation of Executive Officers.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed for its 2003 Annual Meeting of Shareholders to be held on October 22, 2003, set forth under the heading “PRINCIPAL HOLDERS OF VOTING SECURITIES.”

Item 12.	Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed for its 2003 Annual Meeting of Shareholders to be held on October 22, 2003, set forth under the heading “ELECTION OF DIRECTORS - Relationships with Outside Firms.”

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Reference is made to the Exhibit Index preceding the exhibits attached hereto for a list of all exhibits filed as part of this Report.

(b)	Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the last quarter of the Company’s fiscal year ended May 31, 2003.

Item 14.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company. The Certifying Officers have concluded that, based upon their evaluation as of a date within 90 days of the filing of this Annual Report (the “Evaluation Date”), the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this Report is accumulated and communicated to the Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that as of the Evaluation Date, there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the Evaluation Date and there were no corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

August 15, 2003	By:	/s/ Michael Horan
Michael Horan, President and Chief Executive Officer

	By:	/s/ Belen Ramos
Belen Ramos Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Horan	August 15, 2003
Michael Horan, Director

By:	/s/ Eileen DeSwert	August 15, 2003
Eileen DeSwert, Director

By:	/s/ Robert Anslow	August 15, 2003
Robert Anslow, Director

By:	/s/ Harry Cavanaugh	August 15, 2003
Harry Cavanaugh, Director

By:	/s/ Richard Jackson	August 15, 2003
Richard Jackson, Director

By:	/s/ Charles Spear	August 15, 2003
Charles Spear, Director

By:	/s/ H. Richard Anderson	August 15, 2003
H. Richard Anderson, Director

By:	/s/ Costis Toregas	August 15, 2003
Costis Toregas, Director

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit

3(a)	Restated Articles of Incorporation of the Company (1)

3(b)	Bylaws of the Company (2)

31*	Certifications Pursuant to 18 U.S.C. Section 1350 - Section 302

32*	Certification Pursuant to 18 U.S.C. Section 1350 - Section 906

(1)	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.
(2)	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.