Form 10QSB
period 2003-08-31
DYNATEM INC
filed 2003-10-14
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003.

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

(949) 855-3235

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

On August 31, 2003, there were 1,549,226 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

DYNATEM, INC.

DYNATEM, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	August 31, 2003	May 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,365,381	$1,531,431
Accounts receivable, net	240,854	238,033
Inventories, net	539,015	572,628
Prepaid expenses	40,982	52,417

Total current assets	2,186,232	2,394,509

Property and equipment, net	57,904	55,853
Other assets	40,655	9,581

	$2,284,791	$2,459,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,445	$113,208
Accrued liabilities	238,115	219,684
Deferred revenue	—	156,450

Total current liabilities	357,560	489,342

Shareholders’ equity:
Common Stock no par value, 50,000,000 authorized shared; 1,549,226 and 1,519,042 shares issued and outstanding, respectively	2,392,781	2,389,085
Accumulated deficit	(465,550)	(418,484)

Total shareholders’ equity	1,927,231	1,970,601

	$2,284,791	$2,459,943

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended August 31, 2003 and 2002

	2003	2002
Net sales	$630,644	$953,904
Cost of sales	338,701	527,694

Gross profit	291,943	426,210

Operating expenses:
Selling, general and administrative	215,891	201,715
Research and development	127,046	112,906

Total operating expenses	342,937	314,621

Operating (loss) income	(50,994)	111,589
Other income, net	3,928	3,847

Net (loss) income	$(47,066)	$115,436

Net (loss) income available to common shareholders per common share:
Basic	$(0.03)	$0.08

Diluted	$(0.03)	$0.07

Weighted average common shares outstanding:
Basic	1,531,371	1,496,264

Diluted	1,531,371	1,697,386

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended August 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(47,066)	$115,436
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,341	2,747
Changes in operating assets and liabilities:
Accounts receivable	(2,821)	(74,940)
Inventories	33,613	(91,325)
Prepaid expenses	11,435	2,612
Accounts payable	6,237	101,718
Accrued liabilities	18,431	(19,069)
Deferred revenue	(156,450)	—

Net cash provided by (used in) operating activities	(131,280)	37,179

Cash flows from investing activities:
Purchases of fixed assets	(7,392)	—
Changes in other assets	(31,074)	7,793

Net cash provided by (used in) investing activities	(38,466)	7,793

Cash lows from financing activities
Proceeds from the issuance of common stock in connection with the exercise of stock options	3,696	—

Net cash provided by financing activities	3,696	—

Net increase (decrease) in cash	(166,050)	44,972
Cash and cash equivalents, beginning balance	1,531,431	959,042

Cash and cash equivalents, ending balance	$1,365,381	$1,004,014

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

(1)	Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of August 31, 2003, and the results of operations and cash flows for the three months ended August 31, 2003 and 2002. Although the Company believes that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)	Accounting for Stock-Based Compensation

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-based Compensation.”

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB 25”. This Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for its employee stock based compensation in accordance with FIN 44.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company had adopted the disclosure provisions of this statement during the year ended May 31, 2003.

At August 31, 2003, the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the periods ended August 31, 2003 and 2002. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

DYNATEM, INC.

	Three Months Ended August 31,
	2003	2002
Net income (loss) available to common stockholders, as reported	$(47,066)	$115,436
Pro forma compensation expense	—	—

Pro forma net income (loss) available to common stockholders	$(47,066)	$115,436

Income (loss) per share, as reported
Basic	$(0.03)	$0.08

Diluted	$(0.03)	$0.07

Income (loss) per share, pro forma
Basic	$(0.03)	$0.08

Diluted	$(0.03)	$0.07

(3)	Inventories

A summary of inventories follows:

	August 31, 2003	May 31, 2003
	(Unaudited)	(Audited)
Raw materials	$269,509	$284,621
Work-in-process	242,556	256,237
Finished goods	26,950	31,770

	$539,015	$572,628

(4)	Loss Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 220,000 and 201,122 shares were potential additional common shares as of August 31, 2003 and 2002, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company had incurred net losses during the three months ended August 31, 2003, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

(5)	Common Stock

During the quarter ended August 31, 2003, the Company issued 30,184 shares of common stock (net of 3,666 shares surrendered for the option purchase price) in connection with the exercise of certain options resulting with cash proceeds of approximately $4,000.

DYNATEM, INC.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Revenues for the first quarter ended August 31, 2003, decreased by 33.9% to $630,644 compared to $953,904 in the first quarter of the prior year. The decrease in revenues reflects a smaller sales backlog moving into the first quarter than in the prior year.

Cost of sales for the three months ended August 31, 2003, was $338,701 or 53.7% of net sales and compares to $527,694 or 55.3% of net sales in the same period a year ago.

Selling, general and administrative expenses for the three months ended August 31, 2003 were $215,891 compared to $201,715 in the same period a year ago. The increase of 7% was principally the result of advertisement for the new products and additional expenses incurred in adding a new office in Escondido, California.

Research and development expenses were $127,046 and $112,906 for the three months ended August 31, 2003, and 2002, respectively. The increase is attributed to the ongoing development of new single-board computer products utilizing advanced microprocessor technology. Also, the Company employed new engineers in the newly opened design engineering office in Escondido, California.

The results of operations for the three months ended August 31, 2003, and 2002, reflect a net loss of $47,066 and a net income of $115,436, respectively. The loss occurred due to the decreased sales for the period and additional expenses incurred in the areas of marketing and research and development.

Income taxes for the three months ended August 31, 2003, and 2002, are not considered material due to the utilization of net operating loss carry forwards which will expire in various years through 2016.

At August 31, 2003, the Company had a current ratio of 6.1:1 compared to a ratio of 4.89:1 at May 31, 2003. The net worth of the Company at August 31, 2003, was $1,927,231, compared to $1,970,601 as of May 31, 2003. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2004. The Company has arranged for a line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among

DYNATEM, INC.

others, provisions for losses on accounts receivable, realizability of long-lived assets and estimates for deferred income tax asset valuations.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policy conforms to SAB 101.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS 144 during the year ended May 31, 2003. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company’s financial statements with respect to future decisions, if any.

Management believes that no impairment loss is necessary on long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change which could result in long-lived assets impairment charges in the future.

Item 3.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures and internal control over financial reporting for the Company. The Certifying Officers have concluded that, based upon their evaluation as of a date within 90 days of the filing of this Quarterly Report (the “Evaluation Date”), the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this Quarterly Report is accumulated and communicated to the Company’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that as of the Evaluation Date, there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the Evaluation Date and there were no corrective actions with regard to significant deficiencies and material weaknesses.

DYNATEM, INC.

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing material to report.

Item 6.	Exhibits and Reports on Form 8-K

(a)	See Exhibit Index attached hereto.

(b)	There has been no report on Form 8-K during the quarter ended August 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

October 14, 2003	By:	/s/ MICHAEL HORAN
Michael Horan, President and Chief Executive Officer

October 14, 2003	By:	/s/ BELEN RAMOS
Belen Ramos, Chief Financial Officer

DYNATEM, INC.

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit

3(a)	Restated Articles of Incorporation of the Company (1)

3(b)	Bylaws of the Company (2)

31*	Certifications Pursuant to 18 U.S.C. Section 1350 – Section 302

32*	Certification Pursuant to 18 U.S.C. Section 1350 – Section 906

(1)	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(2)	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.