Form 10QSB
period 2003-11-30
DYNATEM INC
filed 2004-01-14
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On November 30, 2003, there were 1,594,776 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	November 30, 2003	May 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,486,830	$1,531,431
Accounts receivable, net	439,122	238,033
Inventories	700,990	572,628
Prepaid expenses	22,824	52,417

Total current assets	2,649,766	2,394,509

Property and equipment, net	54,140	55,853
Other assets	39,178	9,581

	$2,743,084	$2,459,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$190,935	$113,208
Accrued liabilities	272,951	219,684
Deferred revenue	342,720	156,450

Total current liabilities	806,606	489,342

Shareholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 1,594,776 and 1,519,042 shares issued and outstanding	2,396,506	2,389,085
Accumulated deficit	(460,028)	(418,484)

Total shareholders’ equity	1,936,478	1,970,601

	$2,743,084	$2,459,943

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended November 30, 2003 and 2002

	2003	2002
Net sales	$855,083	$1,054,001
Cost of sales	471,534	513,382

Gross profit	383,549	540,619

Operating expenses:
Selling, general and administrative	253,353	198,744
Research and development	127,612	123,302

Total operating expenses	380,965	322,046

Operating income	2,584	218,573
Other income (expense), net	3,738	3,690

Income before income taxes	6,322	$222,263
Provision for income taxes	800	800

Net income	$5,522	$221,463

Income per share - basic	$—	$.15

Income per share - diluted	$—	$.13

Weighted average shares outstanding - basic	1,581,411	1,496,264

Weighted average shares outstanding - diluted	1,713,478	1,697,386

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Six months ended November 30, 2003 and 2002

	2003	2002
Net sales	$1,485,727	$2,007,905
Cost of sales	810,235	1,041,076

Gross profit	675,492	966,829

Operating expenses:
Selling, general and administrative	469,244	400,459
Research and development	254,658	236,208

Total operating expenses	723,902	636,667

Operating (loss) income	(48,410)	330,162

Other income, net	7,666	7,537

Net (loss) income before taxes	(40,744)	337,699

Provision for income taxes	800	800

Net (loss) income	$(41,544)	$336,899

Income (loss) per share - basic	$(0.03)	$.23

Income (loss) per share - diluted	$(0.03)	$.20

Weighted average shares outstanding - basic	$1,556,430	1,496,264

Weighted average shares outstanding - diluted	$1,556,430	1,697,386

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For Six months ended November 30, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(41,544)	$336,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,430	4,832
Changes in operating assets and liabilities:
Accounts receivable	(201,089)	(256,362)
Inventories	(128,362)	38,667
Prepaid expenses	29,593	12,903
Accounts payable	77,727	125,545
Accrued liabilities	53,267	9,713
Deferred revenue	186,270	—

Net cash provided by (used in) operating activities	(13,708)	272,197

Cash flows from investing activities:
Purchases of fixed assets	(8,717)	—
Changes in other assets	(29,597)	(4,264)

Net cash used in investing activities	(38,314)	(4,264)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with the exercise of stock options	14,096	—
Repurchase of common stock	(6,675)	—
Net cash provided by financing activities	7,421	—

Net increase (decrease) in cash	(44,601)	267,933

Cash, beginning balance	1,531,431	959,042

Cash, ending balance	$1,486,830	$1,226,975

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

(1) Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of November 30, 2003 and the results of operations and cash flows for the three and six months ended November 30, 2003 and November 30, 2002, respectively. Although the Company believes that the disclosures in these condensed financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

At November 30, 2003, the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the periods ended November 30, 2003 and 2002. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

DYNATEM, INC.

	Three Months Ended November 30,
	2003	2002
Net income available to common stockholders, as reported	$5,522	$221,463
Pro forma compensation expense	—	—

Pro forma net income available to common stockholders	$5,522	$221,463

Income per share, as reported
Basic	$—	$0.15

Diluted	$—	$0.13

Income per share, pro forma
Basic	$—	$0.15

Diluted	$—	$0.13

(3) Inventories

A summary of inventories follows:

	November 30, 2003	May 31, 2003
Raw materials	$352,598	$284,621
Work-in-process	313,342	256,237
Finished goods	35,050	31,770

	$700,990	$572,628

(4) Loss Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, approximately 132,000 and 201,000 shares were potential additional common shares as of November 30, 2003 and 2002, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company had incurred net losses during the six months ended November 30, 2003, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

(5) Common Stock

During the quarter ended November 30, 2003, the Company issued 50,000 shares of common stock in connection with the exercise of certain options resulting in cash proceeds of approximately $10,400.

On October 1, 2003, the Company initiated a program to repurchase (the “Repurchase

DYNATEM, INC.

Plan”) shares of the Company’s common stock (the “Shares”) with an aggregate repurchase price not to exceed $300,000 (the “Maximum Amount”). As of November 30, 2003, the Company repurchased 4,450 shares of common stock resulting in cash outlay of $6,675.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Net sales for the three months ended November 30, 2003, decreased 18.9% to $855,083 compared to net sales of $1,054,001 in the same period a year ago. For the six months ended November 30, 2003, net sales were $1,485,727, $522,178 lower than the corresponding period in the previous fiscal year, for a decrease of 26%. The decrease in total net sales was due to the result of temporary delays in production which resulted in slower product shipment.

Cost of sales for the three months ended November 30, 2003, was $471,534 or 55.1% of net sales and compares to $513,382 or 48.7% of net sales in the same period a year ago. For the six months ended November 30, 2003, cost of sales of $810,235 represented 54.5% of net sales and compares to $1,041,076 representing 51.8% of net sales for the same period a year ago.

Selling, general and administrative expenses for the three-month and six-month periods ended November 30, 2003, were $253,353 and $469,244, respectively, as compared to $198,744 and $400,459 the same periods a year ago. The additions in selling, general and administrative expense is primarily the result of aggressive spending for marketing as well as the increased cost of insurance and some other expenses related to the implementation of the new rules and regulations required by the Securities and Exchange Commission.

Research and development expenses for three-month and six-month periods ended November 30, 2003, were $127,612 and $254,658, respectively, as compared to $123,302 and $236,208 the same respective periods a year ago. The increase in expenses is attributed to the ongoing development of new single-board computer products utilizing advanced microprocessor technology, as well as added engineering staff. The Company expanded its engineering capabilities in the new office in Escondido, California, to better support its many customer’s designs, which incorporate Dynatem products.

For the three-month and six-month periods ended November 30, 2003, net income was $5,522 and net loss of $41,544, respectively, compared to net income of $221,463 and $336,899, for the same respective periods ended November 30, 2002. The loss occurred due to the decrease in sales for the period and the overall additional expenses incurred by the Company.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards which will expire in various years through 2019.

At November 30, 2003, the Company’s working capital was $1,843,160 and its current ratio was 3.28:1 compared to $1,905,167 and a ratio of 4.89:1 as of May 31, 2003. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2004. The Company has arranged for a line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

Stock Repurchase Plan

On October 1, 2003, the Company initiated a program to repurchase (the “Repurchase Plan”) shares of the Company’s common stock (the “Shares”) with an aggregate repurchase price not to exceed $300,000 (the “Maximum Amount”). As of November 30, 2003, the Company repurchased 4,450 shares of common stock resulting in cash outlay of $6,675.

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

DYNATEM, INC.

receivable, doubtful accounts and inventories. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets and estimates for deferred income tax asset valuations.

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

DYNATEM, INC.

The Certifying Officers also have indicated that as of the Evaluation Date, there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls, subsequent to the Evaluation Date and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Items 1 through 3 have been omitted because there is nothing material to report.

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On October 22, 2003, the Company held its annual meeting of shareholders and took the following actions:

ELECTION OF DIRECTORS

The following persons were duly elected to the Company’s Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

Directors	Yes	No
Robert Anslow	1,397,606	200
Harry Cavanaugh	1,397,606	200
Eileen DeSwert	1,397,606	200
Richard Jackson	1,397,606	200
Costis Toregas	1,397,606	200
Charles Spear	1,397,606	200
H. Richard Anderson	1,397,606	200
Michael Horan	1,397,606	200

APPOINTMENT OF AUDITORS

The shareholders approved the appointment of the accounting firm of Squar, Milner, Reehl & Williamson, LLP as its independent auditors for the fiscal year ending May 31, 2004. Such appointment was approved by 1,307,356 votes and 650 votes either abstained or voted against approval of the appointment.

Item 5. OTHER INFORMATION

The Board of Directors approved the election of the following officers at a meeting held October 22, 2003.

President & Chief Executive Officer - Michael Horan

Executive Vice President & Corporate Secretary - Eileen D. Schmalbach

Chief Financial Officer - Belen Ramos

Item 6. Exhibits and Reports on Form 8-K

(a)	See Exhibit Index attached hereto.

(b)	On October 21, 2003, the Company filed a report on Form 8-K announcing the commencement of the Company’s plan to repurchase shares of the Company’s common stock in an aggregate amount not to exceed $300,000.

DYNATEM, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

January 13, 2004	By:	/s/ Michael Horan
Michael Horan
President & CEO

January 13, 2004	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer

DYNATEM, INC.

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit

3(a)	Restated Articles of Incorporation of the Company (1)

3(b)	Bylaws of the Company (2)

31*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906

(1)	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.
(2)	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.