Form 10QSB
period 2004-02-29
DYNATEM INC
filed 2004-04-12
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16250

DYNATEM,INC.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On March 1, 2004, there were 1,590,176 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	February 29, 2004	May 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,042,270	$1,531,431
Accounts receivable, net	617,369	238,033
Inventories, net	728,754	572,628
Prepaid expenses and other	56,605	52,417

Total current assets	2,444,998	2,394,509

Property and equipment, net	49,286	55,853
Other assets	32,148	9,581

	$2,526,432	$2,459,943

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$218,008	$113,208
Accrued liabilities	139,955	219,684
Deferred revenue	65,953	156,450

Total current liabilities	423,916	489,342

Stockholders’ equity
Common stock, no par value, 50,000,000 shares authorized; 1,590,176 and 1,519,042 shares issued and outstanding, respectively	2,382,956	2,389,085
Accumulated deficit	(280,440)	(418,484)

Total stockholders’ equity	2,102,516	1,970,601

	$2,526,432	$2,459,943

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended February 29, 2004 and February 28, 2003

	2004	2003
Net sales	$1,370,017	$725,882
Cost of sales	830,779	476,534

Gross profit	539,238	249,348

Operating expenses:
Selling, general and administrative	226,243	205,625
Research and development	136,151	115,359

Total operating expenses	362,394	320,984

Operating income (loss)	176,844	(71,636)
Other income, net	2,744	3,365

Net income (loss)	$179,588	$(68,271)

Basic income (loss) per share	$0.11	$(.05)

Diluted income (loss) per share	$0.11	$(.05)

Weighted average shares outstanding – basic	1,587,660	1,504,110

Weighted average shares outstanding – diluted	1,713,364	1,504,110

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Nine months ended February 29, 2004 and February 28, 2003

	2004	2003

Net sales	$2,855,744	$2,733,787
Cost of sales	1,641,014	1,517,610

Gross profit	1,214,730	1,216,177

Operating expenses:
Selling, general and administrative	695,487	606,084
Research and development	390,809	351,567

Total operating expenses	1,086,296	957,651

Operating income	128,434	258,526

Other income, net	10,410	10,902

Net income before taxes	138,844	269,428

Provision for income taxes	800	800

Net income	$138,044	$268,628

Basic income per share	$.09	$.18

Diluted income per share	$.08	$.16

Weighted average shares outstanding – basic	1,566,776	1,498,851

Weighted average shares outstanding – diluted	1,692,480	1,713,790

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For nine months ended February 29, 2004 and February 28, 2003

	2004	2003
Cash flows from operating activities:
Net income	$138,044	$268,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,497	7,943
Changes in operating assets and liabilities:
Accounts receivable	(379,336)	(161,740)
Inventories	(156,126)	(188,174)
Prepaid expenses and other	(4,188)	(19,041)
Accounts payable	104,800	509,434
Accrued liabilities	(79,729)	(74,496)
Deferred revenue	(90,497)	—

Net cash provided by (used in) operating activities	(451,535)	342,554

Cash flows from investing activities:
Other assets	(8,930)	8,170
Purchases of property and equipment	(22,567)	(20,000)

Net cash used in investing activities	(31,497)	(11,830)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the exercise of stock options	15,197	—
Repurchase of common stock	(21,326)	—

Net cash provided by (used in) financing activities	(6,129)	—

Net increase (decrease) in cash	(489,161)	330,724

Cash and cash equivalents, beginning balance	1,531,431	959,042

Cash and cash equivalents, ending balance	$1,042,270	$1,289,766

See accompanying notes to condensed financial statements

DYNATEM, INC.

Notes to Condensed Financial Statements

(1) Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of February 29, 2004 and the results of operations and cash flows for the three and nine months ended February 29, 2004 and February 28, 2003, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)Accounting for Stock-Based Compensation

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-based Compensation.”

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB 25 “. This Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for its employee stock based compensation in accordance with FIN 44.

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure – an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company had adopted the disclosure provisions of this statement during the year ended May 31, 2003.

At February 29, 2004, the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the nine-month periods ended February 29, 2004 and February 28, 2003. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

DYNATEM, INC.

	Three Months Ended February 29,
	2004	2003
Net income (loss) available to common stockholders, as reported	$179,588	$(68,271)
Pro forma compensation expense	—	—

Pro forma net income (loss) available to common stockholders	$179,588	$(68,271)

Income (loss) per share, as reported
Basic	$0.11	$(0.05)

Diluted	$0.11	$(0.05)

Income (loss) per share, pro forma
Basic	$0.11	$(0.05)

Diluted	$0.11	$(0.05)

	Nine Months Ended February 29,
	2004	2003
Net income (loss) available to common stockholders, as reported	$138,044	$268,628
Pro forma compensation expense	—	—

Pro forma net income (loss) available to common stockholders	$138,044	$268,628

Income (loss) per share, as reported
Basic	$0.09	$0.18

Diluted	$0.08	$0.16

Income (loss) per share, pro forma
Basic	$0.09	$0.18

Diluted	$0.08	$0.16

(3)Inventories

A summary of inventories follows:

	February 29,	May 31,
	2004	2003
Raw materials	$364,377	$284,621
Work-in-process	327,939	256,237
Finished goods	36,438	31,770

	$728,754	$572,628

DYNATEM, INC.

(4)Common Stock

During the quarter ended February 29, 2004, the Company issued 5,000 shares of common stock in connection with the exercise of certain stock options resulting in cash proceeds of $1,100.

During the quarter ended February 29, 2004, the Company repurchased 9,600 shares of common stock resulting in a cash outlay of $14,651.

(5)Income (loss) per share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company had incurred net losses during the three months ended February 28, 2003, basic and diluted loss per share are equal since additional potential common shares would be anti-dilutive (approximately 173,000 shares were potential additional common shares as of February 28, 2003, using the treasury stock method).

(6)Concentrations

During the quarter, the Company received a purchase order from one of its current customers for the delivery of the Company’s DPC2 systems with an aggregate gross revenue value in excess of $837,000 (the “Systems”). All Systems are scheduled for shipment prior to May 31, 2004.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Net sales for the three months ended February 29, 2004, increased 88.7% to $1,370,017 compared to net sales of $725,882 in the same period a year ago. For the nine months ended February 29, 2004, net sales were $2,855,744, $121,957 higher than the corresponding period in the previous fiscal year, for an increase of 4.5%. The increase in total net sales was due primarily to sales of the Company’s DPC2 systems.

Cost of sales for the three months ended February 29, 2004, was $830,779 or 60.6% of net sales and compares to $476,534 or 65.7% of net sales in the same period a year ago. For the nine months ended February 29, 2004, cost of sales of $1,641,014 represented 57.5% of net sales and compares to $1,517,610, representing 55.5% of net sales for the same period a year ago. The nine-month slight increase of cost of sales as a percentage of net sales is the result of the introduction of several new products that are not yet in volume production.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 29, 2004, were $226,243 and $695,487, respectively, as compared to $205,625 and $606,084, respectively, the same period a year ago. The increase in selling, general and administrative expenses is primarily the result of aggressive spending for marketing, as well as the increased cost of some expenses in relation to certain rules and regulations recently adopted by the Securities and Exchange Commission.

Research and development expenses for the three-month and nine-month periods ended February 29, 2004, were $136,151 and $390,809, respectively, as compared to $115,359 and $351,567, respectively, the same period a year ago. The increase in research and development expenses reflects an increased emphasis on new product development, as well as added engineering staff. The Company expanded its engineering capabilities in its new office in Escondido, California, to better support its many customers’ designs, which incorporate Dynatem products.

DYNATEM, INC.

For the three-month and nine-month periods ended February 29, 2004, there was a net earnings of $179,588 and $138,044, compared to net loss of $68,271 and net income of $268,628, respectively, for the same periods ended February 28, 2003. Net income for the nine-month period as a percentage of sales were 4.8% for 2004 and 9.8% for 2003. The reduction of net earnings as a percentage of net sales for the current period was the result of the overall additional expenses incurred by the Company as noted above.

The Company does not expect to pay significant income taxes due to its utilization of net operating loss carryforwards, which will expire in various years through 2019.

Inventories for the nine months ended as of February 29, 2004, was $728,754 compared to $572,628 at May 31, 2003. The increase was due primarily to buying components in larger quantities in preparation for the large orders in backlog scheduled to ship next quarter.

At February 29, 2004, the Company’s working capital was $2,012,082 and its current ratio was 5.77:1 compared to $1,905,167 and a ratio of 4.89:1 as of May 31, 2003.

In March 2004, the shareholders of the Company approved an amendment to increase the number of shares of common stock reserved for issuance under the 1998 Stock Option Plan from 200,000 shares to 400,000 shares, which are going to be registered on Form S-8.

Item 3.	Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to filing the Company’s February 29, 2004 Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of February 29, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the Securities and Exchange Commission. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company’s internal controls over financial reporting.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended February 29, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on the Effectiveness of Internal Control

The Company’s management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of internal control

DYNATEM, INC.

is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

The Certifying Officers also have indicated that as of the Evaluation Date, there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls, subsequent to the Evaluation Date and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing material to report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	See Exhibit Index attached hereto.

(b)	On March 3, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission with regard to a purchase order received from one of the Company’s current customers for the delivery of the Company’s DPC2 systems with an aggregate gross revenue value in excess of $837,000 (the “Systems”). All Systems are currently scheduled for shipment prior to May 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

April 12, 2004	By:	/s/ Michael Horan

Michael Horan President and Chief Executive Officer

April 12, 2004	By:	/s/ Belen Ramos

Belen Ramos Chief Financial Officer

DYNATEM, INC.

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit

3(a)	Restated Articles of Incorporation of the Company (1)

3(b)	Bylaws of the Company (2)

31.1*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Michael Horan, Chief Executive Officer

31.2*	Certifications Pursuant to 18 U.S.C. Section 1350-Section 302, signed by Belen Ramos, Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906, signed by Michael Horan, Chief Executive Officer and Belen Ramos, Chief Financial Officer

(1)	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(2)	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.