Form 10KSB
period 2004-05-31
DYNATEM INC
filed 2004-08-27
CIK 795424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

Commission file number 0-16250

DYNATEM, INC.

(Name of small business issuer in its charter)

California	95-3627099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23263 Madero, Suite C

Mission Viejo, California

(949) 855-3235

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenues for its most recent fiscal year were $4,476,685

The aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the registrant was approximately $1 million on August 1, 2004.

On August 1, 2004, there were 1,499,564 shares of the issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 28, 2004, are incorporated herein by reference into Part III hereof, to the extent indicated herein.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I

This report contains “forward-looking statement” within the meaning of Section 27A or the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that relate to future events or future financial performance. These statements, which may be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “potential,” or “continue,” or the negative of such terms and other comparable technology, only reflect management’s expectations. Actual events or results may differ materially, as a result of competitive products and pricing, new product introductions, developing technologies and general economic conditions affecting the Company and its customers, as more fully discussed below and in “Management’s Discussion and Analysis or Plan of Operation.”

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

Another area of design activity has been based upon the Compact PCI Bus. These products have a similar form factor to the VMEbus but use the PCI bus as the basis for the interface between modules. This is a simpler and less expensive design than the VMEbus-based products, and from a design and support point of view is a subset of the Pentium-based VMEbus products. The CompactPCI Bus’ popularity is based upon its simplicity, high bandwidth and reliability and relatively low cost. Its simplicity and low cost are due to its reliance on architectures and components found in the desktop world. Recent changes to the CompactPCI specification incorporate switched Ethernet backplane support. This specification is the beginning of the evolution of the backplane technology toward high-speed serial interfaces.

Market

The Company markets its products on a worldwide basis and its customers include many Fortune 100 corporations. Included among the export markets are the United Kingdom, Germany, Japan and Mexico.

For the last two fiscal years the export net sales and the percentage to total net sales were:

Year	Amount	% of Total Net Sales
2004	$ 348,613	8%
2003	$ 190,740	5%

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

The addition of the Microsys line to the Dynatem line has augmented the Dynatem range of products. It has also increased the range of hardware to meet virtually every customer’s system requirements in connection with the products designed and manufactured by the Company. This is extremely important because customers prefer buying all of the modules in their system from one vendor who takes responsibility for guaranteeing that all modules function well together.

New offerings from Microsys include VMEbus and CompactPCI designs based upon Motorola’s Power PC family of processors. Microsys has also introduced “Computers on Modules” (COM) which put CPUs and memory on a module about the size of a credit card. By greatly simplifying the design, this enables embedded board level designers to develop hardware and software faster and at a lower cost than designing from scratch. COMs recently introduced by Microsys are based upon Motorola embedded PowerPC, PowerQUICC, and Intel Xscale processors.

Among new products offered, the Company has recently introduced both VME and CompactPCI processor boards based upon the Low Voltage Xeon processor from Intel. The embedded PC is excellent for situations where original equipment manufacturers need full PC functionality with the complexity of the VMEbus or even the CompactPCI bus. A new ruggedized VMEbus processor board based upon the Pentium M processor is being introduced in the summer of 2004. This product will feature conduction-cooled versions and is targeted for military applications.

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

Research and Development

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 2004 and 2003 were $516,605 and $480,452, respectively. Increases in R&D expenditures reflect the increased emphasis on new product development and additional engineering staff.

Last fiscal year Dynatem introduced the DHC, a high performance X86 family processor board for the VMEbus. To take advantage of the DHC module’s high performance PCI-X I/O expansion capability, the Company introduced a line of PMCX (PMC (“PCI Mezzanine Card”) with PCI-X compatibility) modules that break the technological envelope in embedded computing. Three modules have been developed and brought into production that support, respectively, two Gigabit Ethernet ports, four Serial ATA ports, and two Ultra 320 SCSI channels.

The DHC was adapted into a CompactPCI version that can operate as a System Controller or an embedded slot module. This Single Board Computer (SBC), the CHC, uses its two Gigabit Ethernet ports to support PICMG 2.16 packet switching operation and this is a growth area in the board level product market.

A VMEbus single board computer design based upon the Intel Pentium M is being introduced in the summer of 2004. This product, the RPM, addresses diverse markets: those looking for a low power, high-processing, general-purpose processor board and those looking for a conduction-cooled rugged SBC for military applications. The RPM will exploit the cool low-power performance of the Pentium M to operate in a broad temperature range. With its IEEE 1101.2 compatible heat sink and wedgelocks the RPM will be the Company’s first fully rugged product offering since the 1990’s.

The Company is modifying the popular DPC2 product as the manufacturer of a key part of its design has gone out of business. The CPU sub-assembly module is no longer available through Intel so the discrete components have been integrated with the rest of the design. The modifications will enhance the module’s ruggedness as the socketed CPU module is no longer required and it will feature faster processing and more system memory.

On the software front the Company has developed BIOS firmware for the new SBC’s. The Company has added PXE support to its BIOS. PXE enables “diskless” booting through the modules’ Ethernet ports. This is a valuable feature for military customers who cannot support mass storage components for security reasons.

Integration and support efforts continue resulting in several important design-ins based on a combination of Dynatem and/or Microsys CPU cards, PMC support cards, third-party software and the Company’s software.

Employees

At present the Company employs 20 people in sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are good.

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

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is a limited trading market for the Company’s common stock (“Common Stock”). Set forth below are the high and low closing bid prices per share of the Company’s Common Stock for the periods indicated, as reported by “The Pink Sheets” weekly OTC Market Report. This report lists the firms who make a market in the Common Stock. The OTC Report presents inter-dealer sales without adjustment for retail mark-up, markdown or commissions, and may not represent actual transactions. Trading in the Company’s Common Stock is limited in volume and may not be a reliable indicator of its market value.

	Fiscal Years Ended May 31,
	2004		2003
	High	Low	High	Low
First Quarter	1.50	1.20	1.25	0.91
Second Quarter	2.00	1.30	1.01	0.87
Third Quarter	1.65	1.45	2.25	0.70
Fourth Quarter	1.80	1.50	1.50	1.30

On August 1, 2004, the closing bid price of the Company’s Common Stock was $1.90 per share.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), imposes sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our Common Stock during the twelve months ended July 31, 2004 has ranged between a high of $2.00 and a low of $1.20 per share, and our Common Stock is thus deemed to be penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage them from effecting transactions in our Common Stock, which could severely limit the liquidity of the sale of our Common Stock in the secondary market.

As of August 1, 2004, there were approximately 200 shareholders reported by Continental Stock Transfer and Trust Company, the Company’s Transfer Agent, and ADP Investor Communications Services, the firm that handles communications with shareholders holding stock in street name.

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

The following table sets forth as of May 31, 2004, information on the Company’s equity compensation plans in effect as of that date:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	205,000	$ 0.66	81,150
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Net of 88,850 options exercised during fiscal 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Net sales for the Company’s fiscal year ended May 31, 2004 increased 19.4% to $4,476,685 as compared to net sales of $3,749,801 in fiscal year 2003. The increase in total net sales is attributed to the continued growth of sales of Dynatem designed single-board computer products. Export sales amounted to $348,613, representing 8 % of the total net sales for the fiscal year ended May 31, 2004.

Gross profit as a percentage of sales for the year ended May 31, 2004 and 2003 was 43% and 46%, respectively.

Selling, general and administrative expenses were $1,002,386 for fiscal year 2004 compared to $855,191 for fiscal year 2003, an increase of 14.9%. The increase in selling, general and administrative expenses is primarily the result of aggressive spending for marketing.

Research and development costs were $516,604 in fiscal year 2004 compared to $480,452 in fiscal year 2003, a 7.5% increase. The increase is attributable to development of new single-board computer products utilizing advanced microprocessor technology. These units include the DMC and DHC product lines. The Company added engineering capability in order to optimize the scheduling and completion of its new products, to design integrated computer solutions for its customers and to design more cost competitive product alternatives.

At May 31, 2004, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carry forwards and tax credits, which the Company expects to utilize fully during fiscal 2005.

Net income for fiscal years 2004 and 2003 was substantially unchanged.

Liquidity and Capital Resources

As of May 31, 2004, the Company’s working capital was $2,191,921 and its current ratio was 5.00 to 1. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2005.

The Company has a revolving line-of-credit agreement (the “Line of Credit”) that permits borrowings of up to $500,000. This Line of Credit is secured by substantially all of the assets of the Company, expires on September 18, 2004, as amended, and automatically renews. Interest on the borrowings is paid monthly at varying interest rates based on the Lender’s prime rate (4.00% at May 31, 2004) plus 1.5%. There were no borrowings outstanding as of May 31, 2004.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of long-lived and intangible assets, and the amortization of intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

•	Revenue recognition;

•	Valuation of deferred tax assets; and

•	Estimation of the allowance for doubtful accounts receivable.

Revenue recognition

Revenues from product sales are recognized at the time the product is shipped.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” as superseded by SAB 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policy conforms to SAB 104.

Valuation of deferred tax assets

The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income or loss, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

Allowance for doubtful accounts receivable

We establish our allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Significant Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002. The Company is complying with SFAS No. 146.

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company’s consolidated financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE. Management has determined that the Company does not have any VIEs (as defined).

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Future Trends

The Company continues to launch new products of its own design and expects significant growth in sales of Microsys products over in fiscal 2005.

The Company’s PC-compatible VMEbus module has been designed into several fairly large, long-term programs, and it is being well received by the VMEbus market. New product introductions in fiscal 2005 are expected to enable the Company to win a larger percentage of new programs. CompactPCI versions of these products should enable the Company to become a larger player in the CompactPCI market. The Company has put great effort into being first to the market with error-free versions of several popular real-time operating systems. As the PC-compatible market changes, the Company will, in a timely manner, attempt to achieve market leadership by offering new products based upon the latest PC-compatible technology.

The Company will continue to take advantage of local contract manufacturing facilities utilizing the most modern techniques of SMT (Surface Mount Technology) and BGA (Ball Grid Array).

Item 7. Financial Statements.

The Financial Statements of the company required to be included in this Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) of the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to filing the Company’s Form 10-KSB. Based upon that evaluation, the CEO and CFO concluded that, as of May 31, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company’s internal controls over financial reporting.

There were no significant changes made in our internal controls over financial reporting during the quarter ended May 31, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Information concerning the Company’s directors and executive officers in compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2004 for its 2004 Annual Meeting of Shareholders to be held on October 28, 2004, set forth under the heading “ELECTION OF DIRECTORS”

Item 10. Executive Compensation.

Information concerning executive compensation is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2004 for its 2004 Annual Meeting of Shareholders to be held on October 28, 2004, set forth under the heading “ELECTION OF DIRECTORS - Compensation of Executive Officers.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2004 for its 2004 Annual Meeting of Shareholders to be held on October 28, 2004, set forth under the heading “PRINCIPAL HOLDERS OF VOTING SECURITIES.”

Item 12. Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2004 for its 2004 Annual Meeting of Shareholders to be held on October 28, 2004, set forth under the heading “ELECTION OF DIRECTORS - Relationships with Outside Firms.”

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit
3(a)	Restated Articles of Incorporation of the Company[1]

3(b)	Bylaws of the Company[2]

31.1*	Certifications Pursuant to Securities Exchange Act Rules 13A – 14 and 15D - 14 - Section 302, signed by Michael Horan, Chief Executive Officer

31.2*	Certifications Pursuant to Securities Exchange Act Rules 13A – 14 and 15D - 14 - Section 302, signed by Belen Ramos, Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C. Section 1350 - Section 906, signed by Michael Horan, Chief Executive Officer and Belen Ramos, Chief Financial Officer

[1]	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.
[2]	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

(b)	Reports on Form 8-K.

On March 4, 2003, the Company filed a Form 8-K reporting an Item 5 event relating to the receipt by the Company of a purchase order.

Item 14. Principal Accountant Fees and Services

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2004 for its 2004 Annual Meeting of Shareholders to be held on October 28, 2004, set forth under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

Dated: August 27, 2004	By:	/s/ Michael Horan
Michael Horan, President and
Chief Executive Officer (principal executive officer)

	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ Michael Horan	President, Chief Executive Officer and Director	August 27, 2004
Michael Horan

By:	/s/ Eileen Schmalbach	Vice President, Secretary and Director	August 27, 2004
Eileen Schmalbach

By:	/s/ Robert Anslow	Director	August 27, 2004
Robert Anslow,

By:	/s/ Richard Jackson	Director	August 27, 2004
Richard Jackson

By:	/s/ Charles Spear	Director	August 27, 2004
Charles Spear, Director

By:	/s/ H. Richard Anderson	Director	August 27, 2004
H. Richard Anderson

By:		Director	August , 2004
Costis Toregas, Director

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTNG FIRM

To the Board of Directors and Stockholders

Dynatem, Inc.

We have audited the accompanying balance sheet of Dynatem, Inc. (the “Company”), as of May 31, 2004, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatem, Inc. as of May 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
July 16, 2004

DYNATEM, INC.

BALANCE SHEET

May 31, 2004

ASSETS

Current Assets
Cash and cash equivalents	$1,042,600
Accounts receivable, net of allowance for doubtful accounts of $11,500	994,539
Inventories, net	663,439
Prepaid expenses and other current assets	38,738

Total current assets	2,739,316

Property and Equipment, net	53,454

Other Assets	23,442

$2,816,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$282,899
Accrued expenses	264,496

Total current liabilities	547,395
Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 1,519,564 shares issued and outstanding	2,283,308
Accumulated deficit	(14,491)

Total stockholders’ equity	2,268,817

$2,816,212

DYNATEM, INC.

STATEMENTS OF INCOME

For the Years Ended May 31, 2004 and 2003

	2004	2003
NET SALES	$4,476,685	$3,749,801

COST OF SALES	2,565,610	2,023,703

GROSS PROFIT	1,911,075	1,726,098

OPERATING EXPENSES
Selling, general and administrative	1,002,386	855,191
Research and development	516,604	480,452

	1,518,990	1,335,643

OPERATING INCOME	392,085	390,455

OTHER INCOME
Interest income	12,708	14,199

INCOME BEFORE PROVISION FOR INCOME TAXES	404,793	404,654

PROVISION FOR INCOME TAXES	800	800

NET INCOME	$403,993	$403,854

Net income available to common stockholders per share:
Basic	$0.26	$0.27

Diluted	$0.24	$0.24

Weighted average number of common shares outstanding:
Basic	1,563,665	1,503,877

Diluted	1,686,385	1,714,287

DYNATEM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2004 and 2003

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 31, 2002	1,496,264	$2,389,085	$(822,338)	$1,566,747
Exercise of stock options	25,000	5,000	—	5,000
Shares surrendered for stock option exercise	(2,222)	(5,000)	—	(5,000)
Net income	—	—	403,854	403,854

Balance at May 31, 2003	1,519,042	2,389,085	(418,484)	1,970,601
Exercise of stock options	88,850	19,597	—	19,597
Shares surrendered for cashless exercise of stock options	(3,666)	(4,400)	—	(4,400)
Shares repurchased and retired	(84,662)	(140,574)	—	(140,574)
Intrinsic value related to the exercise of stock options	—	19,600	—	19,600
Net income	—	—	403,993	403,993

Balance at May 31, 2004	1,519,564	$2,283,308	$(14,491)	$2,268,817

DYNATEM, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403,993	$403,854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,951	12,047
Cashless exercise of options	19,600	—
Allowance for doubtful accounts	1,500	2,500
Reserve for obsolete inventory	10,000	—
Changes in operating assets and liabilities:
Accounts receivable	(758,006)	147,648
Inventories	(100,811)	(102,996)
Prepaid expenses and other current assets	13,679	(22,917)
Other assets	(13,861)	10,043
Accounts payable	169,691	(36,832)
Accrued expenses and deferred revenue	(111,638)	188,827

Net cash (used in) provided by operating activities	(344,902)	602,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,552)	(29,785)

Net cash used in investing activities	(18,552)	(29,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchase and retirement of the Company’s Common Stock	(140,574)	—
Proceeds from the exercise of stock options	15,197	—

Net cash used in financing activities	(125,377)	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(488,831)	572,389

CASH AND CASH EQUIVALENTS – beginning of year	1,531,431	959,042

CASH AND CASH EQUIVALENTS – end of year	$1,042,600	$1,531,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for income taxes	$800	$800

See accompanying notes to financial statements for additional disclosure of non-cash investing and financing activities.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

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

Concentrations of Credit Risks

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. At May 31, 2004, the Company had approximately $485,000 in excess of this limit.

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

During fiscal 2004, the Company had sales to three customers, which represented 59% of net sales. During fiscal 2003, the Company had sales to two customers, which represented 37% of net sales. At May 31, 2004, one customer accounted for 87% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2004 and 2003, export sales approximated 8% and 5% of net sales, respectively.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, provisions for losses on accounts receivable, provisions for slow moving and obsolete inventories and estimates for current and deferred taxes. Actual results could materially differ from those estimates.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

Cash equivalents consist of highly liquid investments (certificates of deposit) with original maturities of 90 days or less. At May 31, 2004, cash equivalent balances totaled approximately $320,000.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined under the average cost method. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts. At May 31, 2004, management believes that inventories are carried at the lower of cost or net realizable value.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The Company adopted SFAS No. 144 during the year ended May 31, 2003. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such assets, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements with respect to future disposal decisions, if any.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

Management believes that no impairment loss is necessary on long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change which could result in future long-lived asset impairment changes in the future.

Warranties

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $17,500 at May 31, 2004, which is included in accrued expenses in the accompanying balance sheet.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” as superseded by SAB 104, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policy conforms to SAB 104.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising costs incurred for the years ended May 31, 2004 and 2003 approximated $40,000 and $20,000 respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Transactions

The Company obtains certain products from offshore facilities in Germany. Foreign currency transaction gains or losses are included in cost of sales in the period in which the exchange rate changes or the underlying transaction settles. During fiscal 2004 and 2003, the Company had no foreign currency gains or losses.

Accounting for Stock-Based Compensation

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123, “Accounting for Stock-based Compensation,” as amended.

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25.” This Interpretation clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the Company accounts for its employee stock based compensation in accordance with FIN 44.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS No. 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of this statement during the year ended May 31, 2003.

At May 31, 2003, the Company has two stock-based employee compensation plans (the “Plans”) (see Note 5). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. The Company recorded stock-based employee compensation cost of $19,600 during the year ended May 31, 2004, in connection with the cashless exercise of employee stock options (see Note 5). There was no stock-based employee compensation cost reflected in net income for the year ended May 31, 2003. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation (continued)

	Year Ended May 31,
	2004	2003
Net income available to common stockholders, as reported	$403,993	$403,854
P ro forma compensation expense	(113,150)	—

Pro forma net income available to common stockholders	$290,843	$403,854

Income per share, as reported
Basic	$0.26	$0.27
Diluted	$0.24	$0.24
Income per share, pro forma
Basic	$0.19	$0.27
Diluted	$0.17	$0.24

Basic and Diluted Earnings Per Common Share

Under SFAS No. 128, “Earnings per Share,” basic earnings per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding assuming all dilutive potential common shares were issued (using the treasury stock method, total additional dilutive shares totaled 122,720 and 210,410 as of May 31, 2004 and 2003, respectively) (see Note 8).

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Segment reporting is not required as the Company currently operates in one segment as discussed above.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45. The other requirements of this pronouncement did not materially affect the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this pronouncement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE. Management has determined that the Company does not have any VIEs.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003. The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Reclassifications

Certain amounts presented in the fiscal 2003 financial statements have been reclassified to conform to the current period’s presentation.

2. INVENTORIES

Inventories consist of the following at May 31, 2004:

Raw materials and component parts	$412,473
Work-in-process	245,820
Finished goods	55,146
Reserve for obsolete inventory	(50,000)

$663,439

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2004:

Machinery and equipment	$4,336
Product tooling	274,706
Furniture and fixtures	124,735
Leasehold Improvements	1,647

405,424

Less accumulated depreciation and amortization	(351,970)

$53,454

During fiscal 2004 and 2003, depreciation and amortization expense totaled $20,951 and $12,047, respectively.

4. LINE-OF-CREDIT

The Company has a revolving line-of-credit agreement (the “Line of Credit”) that permits borrowings of up to $500,000. This Line of Credit is secured by substantially all of the assets of the Company, expires on September 18, 2004, as amended, and automatically renews. Interest on the borrowings is paid monthly at varying interest rates based on the Lender’s prime rate (4.00% at May 31, 2004) plus 1.5%. There were no borrowings outstanding as of May 31, 2004.

5. STOCKHOLDERS’ EQUITY

Common Stock

During fiscal 2003, the Company issued 22,778 shares of common stock (net of 2,222 shares of common stock redeemed) in connection with the exercise of stock options by employees. Pursuant to the exercise, certain stockholders redeemed 2,222 shares of common stock with a market value of $5,000 (estimated by the Company based on the closing market price on the date of exercise) for the exercise of options to purchase 25,000 shares of common stock.

During fiscal 2004, the Company issued 85,184 shares of common stock (net of 3,666 shares of common stock redeemed) in connection with the exercise of stock options by employees. Pursuant to the exercise, certain stockholders redeemed 3,666 shares of common stock with a market value of $4,400 (estimated by the Company based on the closing market price on the date of exercise) for the exercise of options to purchase 20,000 shares of common stock. Additionally, the Company repurchased and retired 84,662 shares of its restricted common stock for $140,574.

As mentioned above, a certain employee redeemed 3,666 shares of common stock to affect a cashless exercise of stock options for 20,000 shares of the Company’s common stock (16,334 net shares issued). As required by SFAS No. 123, and related Interpretations, the Company recorded $19,600 as stock-based employee compensation expense in connection with this cashless exercise.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

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

On October 7, 1998, the Company’s Board of Directors adopted and the shareholders approved, the 1998 Stock Option Plan of Dynatem, Inc. (“1998 Plan”). 200,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of options to be granted under the 1998 Plan.

The following represents a summary of the stock options outstanding at May 31, 2004 and 2003 and the changes during the years then ended:

	Year Ended May 31,
	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	253,850	$0.30	278,850	$0.29
Granted	45,000	1.80	—	—
Exercised	(88,850)	0.22	(25,000)	0.20
Cancelled/Forfeited	(5,000)	0.20	—	—

Outstanding, end of year	205,000	$0.66	253,850	$0.30

Exercisable, end of year	205,000	$0.66	253,850	$0.30

Weighted average fair value of options granted		$1.80		$—

All of the options outstanding at May 31, 2004 have exercise prices between $0.20 and $1.80 and a weighted average remaining contractual life of 5.8 years. Additionally, the fair value of options granted during the year ended May 31, 2004 was calculated using the Black-Scholes option-pricing model using the following assumptions: expected dividend yield of 0.00%; volatility of 359%; risk-free interest rate of 2.00%; and an expected life of 10 years.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

5. STOCKHOLDERS’ EQUITY (continued)

Options (continued)

As of May 31, 2004, 145,000 and 60,000 options (net of 90,000 and 110,000 options exercised) have been granted by the Company and are outstanding under the 1998 Plan and the 1993 Plan, respectively.

6. INCOME TAXES

During both fiscal 2004 and 2003, the provision for income taxes consists of the following:

	Federal	State	Total
Current	$—	$800	$800

Deferred	—	—	—

Tax provision	$—	$800	$800

During fiscal 2004 and 2003, the provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

	2004	2003
Computed “expected” tax expense	$137,000	$137,000

Addition to (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	800	27,000
Change in valuation allowance	(137,000)	(164,000)
Other	—	800

	$800	$800

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

6. INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2004 are presented below:

Deferred tax assets:
Net operating loss carryforwards	$8,000
Research and development credit carryforwards	78,000
Inventory reserve and uniform cost capitalization	41,000
Other	(14,000)

113,000

Less valuation allowance	(113,000)

Net deferred tax assets	$—

At May 31, 2004, the Company had federal net operating loss carryforwards of approximately $23,000, which, if not utilized to offset future taxable income, will expire in various years through 2019.

At May 31, 2004, the Company had unused federal and California research and development credits of approximately $226,000 and $19,000, respectively, which, if not used, will expire in various years through 2016.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into non-cancelable operating lease agreements for its corporate and manufacturing facilities. In addition to monthly lease payments for the facilities, the Company is required to pay utilities and certain insurance and maintenance costs. The leases provide for annual rental increases and a renewal option based on certain terms and conditions. The leases expire through fiscal 2006.

Future annual minimum lease payments under these leases approximate the following for the years ended May 31:

2005	$96,000
2006	49,000

Total minimum lease payments	$145,000

During fiscal 2004 and 2003, the Company incurred approximately $108,000 and $93,000, respectively, related to these leases, of which approximately $61,000 and $48,000 has been classified as a component of cost of sales in the accompanying statements of income.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2004 and 2003

7. COMMITMENTS AND CONTINGENCIES (continued)

Licensing Agreements

During 1997, the Company entered into two software-licensing agreements. The licensed software will be used with various products that the Company manufactures and distributes. One of the agreements provides for a one-time licensing fee and the other agreement provides for a fixed fee on each unit of software sold. The licensing agreements expired in fiscal 2003.

During fiscal 2004 and 2003, total licensing expense under the licensing agreements mentioned herein approximated $0 and $4,000, respectively.

8. BASIC AND DILUTED EARNINGS PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations:

	2004	2003
Numerator for basic and diluted earnings per share:
Net income	$403,993	$403,854

Denominator for basic and diluted earnings per share:
Weighted average shares (basic)	1,563,665	1,503,877
Common stock equivalents	122,720	210,410

Weighted average shares (dilutive)	1,686,385	1,714,287

Net income available to common shareholders per common share:
Basic	$0.26	$0.27

Diluted	$0.24	$0.24

9. SUBSEQUENT EVENTS

Subsequent to May 31, 2004, the Company issued 10,000 shares of common stock for $3,500 of cash in connection with the exercise of stock options by an employee. Additionally, the Company repurchased 30,000 shares of its common stock from certain stockholders subsequent to year-end.