Form 10QSB
period 2004-08-31
DYNATEM INC
filed 2004-10-13
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004.

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

(949) 855-3235

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On August 31, 2004, there were 1,499,564 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	August 31, 2004	May 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,553,550	$1,042,600
Accounts receivable, net	82,609	994,539
Inventories, net	715,220	663,439
Prepaid expenses	27,840	38,738

Total current assets	2,379,219	2,739,316

Property and equipment, net	51,966	53,454
Other assets	27,533	23,442

	$2,458,718	$2,816,212

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$207,857	$282,899
Accrued liabilities	207,000	264,496

Total current liabilities	414,857	547,395

Shareholders’ equity:
Common Stock, no par value, 50,000,000 authorized shares; 1,499,564 and 1,519,564 shares issued and outstanding, respectively	2,237,008	2,283,308
Accumulated deficit	(193,147)	(14,491)

Total shareholders’ equity	2,043,861	2,268,817

	$2,458,718	$2,816,212

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended August 31, 2004 and 2003

	2004	2003
Net sales	$564,306	$630,644
Cost of sales	364,453	338,701

Gross profit	199,853	291,943

Operating expenses:
Selling, general and administrative	250,079	215,891
Research and development	131,085	127,046

Total operating expenses	381,164	342,937

Operating loss	(181,311)	(50,994)
Other income, net	2,654	3,928

Net loss	$(178,657)	$(47,066)

Net loss available to common shareholders per common share:
Basic	$(0.12)	$(0.03)

Diluted	$(0.12)	$(0.03)

Weighted average common shares outstanding:
Basic	1,499,564	1,531,371

Diluted	1,499,564	1,531,371

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended August 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(178,657)	$(47,066)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,068	5,341
Changes in operating assets and liabilities:
Accounts receivable	911,930	(2,821)
Inventories	(51,781)	33,613
Prepaid expenses	10,898	11,435
Account payable	(75,042)	6,237
Accrued liabilities	(57,496)	18,431
Deferred revenue	—	(156,450)

Net cash provided by (used in) operating activities	563,920	(131,280)

Cash flows from investing activities:
Purchases of fixed assets	(2,579)	(7,392)
Changes in other assets	(4,091)	(31,074)

Net cash used in investing activities	(6,670)	(38,466)

Cash flows from financing activities:
Payment of repurchase and retirement of the Company’s Common Stock	(49,800)	—
Proceeds from the exercise of stock options	3,500	3,696

Net cash used in investing activities	(46,300)	3,696

Net increase (decrease) in cash	510,950	(166,050)
Cash and cash equivalents, beginning balance	1,042,600	1,531,431

Cash and cash equivalents, ending balance	$1,553,550	$1,365,381

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

August 31, 2004

(1)	Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of August 31, 2004, and the results of operations and cash flows for the three months ended August 31, 2004 and 2003. Although the Company believes that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)	Accounting for Stock-Based Compensation

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-based Compensation,” as amended.

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

In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25. SFAS 148 is effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement during the year ended May 31, 2004.

At August 31, 2004, the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the quarters ended August 31, 2004 and 2003. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended August 31,
	2004	2003
Net income (loss) available to common stockholders, as reported	$(178,657)	$(47,066)
Pro forma compensation expense	—	—

Pro forma net income (loss) available to common stockholders	$(178,657)	$(47,066)

DYNATEM, INC.

Income (loss) per share, as reported
Basic	$(0.12)	$(0.03)

Diluted	$(0.12)	$(0.03)

Income (loss) per share, pro forma
Basic	$(0.12)	$(0.03)

Diluted	$(0.12)	$(0.03)

(3)	Inventories

A summary of inventories follows:

	August 31, 2004	May 31, 2004
	(Unaudited)	(Audited)
Raw materials	$393,389	$362,473
Work-in-process	264,631	245,820
Finished goods	57,200	55,146

	$715,220	$663,439

(4)	Loss Per Share

Under SFAS No. 128 “Earnings Per Share,” basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive (using the treasury stock method, 200,000 and 220,000 shares were potential additional common shares as of August 31, 2004 and 2003, respectively). Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company had incurred net losses during the three months ended August 31, 2004, basic and diluted loss per share are the same as additional potential common shares would be anti-dilutive.

(5)	Common Stock

During the quarter ended August 31, 2004, the Company issued 10,000 shares of common stock for $3,500 of cash in connection with the exercise of stock options by an employee. Additionally, the Company repurchased 30,000 shares of its common stock from a stockholder for $49,800 in cash.

DYNATEM, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Revenues for the first quarter ended August 31, 2004 decreased by 10.5% to $564,306 as compared to $630,644 in the first quarter of the prior year. The decrease in revenue can be accounted for by a traditional drop in orders during the summer season coupled with delays in funding of some U.S. government contracts as a result of recent reallocation of defense spending.

Cost of sales for the three months ended August 31, 2004, was $364,453 or 64.5% of net sales and compares to $338,701 or 53.7% of net sales in the same period a year ago. The increase of $25,752 or 10.8% of net sales was the consequence of the Company’s higher sales volume of its distributed products for which it realizes a lower margin than from sales of its own manufactured products.

Selling, general and administrative expenses for the three months ended August 31, 2004 were $250,079 compared to $215,891 in the same period a year ago. The increase of 15.8% was principally the effect of trade shows, other marketing expenses for the new products, as well as various administrative expense increases such as medical insurance.

Research and development expenses were $131,085 and $127,046 for the three months ended August 31, 2004 and 2003, respectively. The growth can be attributed to the ongoing development of new single-board computer products utilizing advanced microprocessor technology. These units include the DMC and DHC product lines.

The results of operations for the first quarter ended August 31, 2004 and 2003 reflect net losses of $178,657 and $47,066 respectively. The greater loss occurred due to the decreased sales for the period, additional expenses incurred in the areas of marketing, research and development and administration and also, a result of sales of product mix for which a lower margin was realized as described above.

As of August 31, 2004, the Company had a current ratio of 5.74 :1 and total shareholders’ equity of $2,043,861. On May 31, 2004, there was a current ratio of 5:00.1 and total shareholders’ equity of $2,268,817. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2005. The Company has arranged for a line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

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

DYNATEM, INC.

Revenue Recognition

Revenues from product sales are recognized at the time the product is shipped.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was superseded and replaced by SAB 104. Management believes the Company’s revenue recognition policy conforms to SAB 104

Long-Lived Assets

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

The Company does not have off-balance sheet arrangements, financings, or relationships with unconsolidated entities or other persons, also know as “special purpose entities.”

DYNATEM, INC.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) of the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to filing the Company’s Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of August 31, 2004, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company’s internal controls over financial reporting.

There were no significant changes made in our internal controls over financial reporting during the quarter ended August 31, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

DYNATEM, INC

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing material to report.

Item 6 – Exhibits

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits listed below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit
3(a)	Restated Articles of Incorporation of the Company[1]

3(b)	Bylaws of the Company[2]

31.1*	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer

[1]	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.
[2]	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

October 13, 2004	By:	/s/ Michael Horan
Michael Horan, President and Chief Executive Officer

October 13, 2004	By:	/s/ Belen Ramos
Belen Ramos, Chief Financial Officer