Form 10QSB
period 2004-11-30
DYNATEM INC
filed 2005-01-11
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On November 30, 2004, there were 1,469,564 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	November 30, 2004	May 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$1,186,960	$1,042,600
Accounts receivable, net	514,062	994,539
Inventories	666,131	663,439
Prepaid expenses	18,450	38,738

Total current assets	2,385,603	2,739,316

Property and equipment, net	54,336	53,454
Other assets	25,958	23,442

	$2,465,897	$2,816,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$266,487	$282,899
Accrued expenses	349,244	264,496

Total current liabilities	615,731	547,395

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 1,469,564 and 1,519,564 shares issued and outstanding	2,185,407	2,283,308
Accumulated deficit	(335,241)	(14,491)

Total stockholders’ equity	1,850,166	2,268,817

	$2,465,897	$2,816,212

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended November 30, 2004 and 2003

	2004	2003
Net sales	$771,231	$855,083
Cost of sales	503,909	471,534

Gross profit	267,322	383,549

Operating expenses:
Selling, general and administrative	271,454	253,353
Research and development	140,889	127,612

Total operating expenses	412,343	380,965

Operating income (loss)	(145,021)	2,584

Other income (expense), net	3,728	3,738

Income (loss) before income taxes	$(141,293)	$6,322

Provision for income taxes	800	800

Net income (loss)	$(142,093)	$5,522

Income (loss) per share – basic	$(0.10)	$—

Income (loss) per share – diluted	$(0.10)	$—

Weighted average shares outstanding – basic	1,480,773	1,581,411

Weighted average shares outstanding – diluted	1,480,773	1,713,478

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Six months ended November 30, 2004 and 2003

	2004	2003
Net sales	$1,335,537	$1,485,727
Cost of sales	868,362	810,235

Gross profit	467,175	675,492

Operating expenses:
Selling, general and administrative	521,533	469,244
Research and development	271,974	254,658

Total operating expenses	793,507	723,902

Operating loss	(326,332)	(48,410)

Other income, net	6,382	7,666

Net loss before taxes	(319,950)	(40,744)

Provision for income taxes	800	800

Net loss	$(320,750)	$(41,544)

Loss per share - basic	$(0.22)	$(0.03)

Loss per share - diluted	$(0.22)	$(0.03)

Weighted average shares outstanding – basic	1,490,110	1,556,430

Weighted average shares outstanding – diluted	1,490,110	1,556,430

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For Six months ended November 30, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(320,750)	$(41,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,686	10,430
Changes in operating assets and liabilities:
Accounts receivable	480,477	(201,089)
Inventories	(2,692)	(128,362)
Prepaid expenses	20,288	29,593
Accounts payable	(16,412)	77,727
Accrued liabilities	84,748	53,267
Deferred revenue	—	186,270

Net cash provided by (used in) operating activities	253,345	(13,708)

Cash flows from investing activities:
Purchases of fixed assets	(8,569)	(8,717)
Changes in other assets	(2,516)	(29,597)

Net cash used in investing activities	(11,085)	(38,314)

Cash flows from financing activities
Proceeds from exercise of stock options	3,500	14,096
Payment of repurchase and retirement of the Company’s Common Stock	(101,400)	(6,675)

Net cash used in investing activities	(97,900)	7,421

Net increase (decrease) in cash	144,360	(44,601)
Cash, beginning balance	1,042,600	1,531,431

Cash, ending balance	$1,186,960	$1,486,830

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

November 30, 2004 and 2003

(1) Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of November 30, 2004 and the results of operations and cash flows for the three and six months ended November 30, 2004 and November 30, 2003, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2) Significant Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005.

DYNATEM, INC.

Notes to Condensed Financial Statements

November 30, 2004 and 2003

In December 2004, the following pronouncements were also issued:

The FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67.” The American Institute of Certified Public Accountants (the “AICPA”) concurrently issued Statement of Position (“SOP”) 04-2 entitled “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends SFAS No. 66 to reference the accounting and reporting guidance in SOP 04-2. As amended, SFAS No. 67 states that its guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions; these matters will now be governed by SOP 04-2. SFAS No. 152 and SOP 04-2 are effective for years beginning after June 15, 2005.

The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005.

Management is presently evaluating the potential effect, if any, the above pronouncements might have on its future financial statements.

(3) Accounting for Stock-Based Compensation

The Company presently accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-based Compensation.”

At November 30, 2004, the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the periods ended November 30, 2004 and 2003 under either APB 25 or SFAS 123, and, accordingly, the pro-forma disclosures required by SFAS 148 are not significant.

(4) Inventories

A summary of inventories follows:

	November 30, 2004	May 31, 2004
Raw materials	$321,873	$362,473
Work-in-process	310,950	245,820
Finished goods	33,308	55,146

	$666,131	$663,439

DYNATEM, INC.

Notes to Condensed Financial Statements

November 30, 2004 and 2003

(5) Loss Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under the treasury stock method, approximately 200,000 and 220,000 shares were potential additional common shares as of November 30, 2004 and 2003, respectively. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses during the three and six months ended November 30, 2004, basic and diluted loss per share are equal (additional potential common shares would be anti-dilutive).

(6) Common Stock

During the three and six months ended November 30, 2004, the Company repurchased common stock resulting in a cash outlay of $51,600 and $49,800, respectively.

(7) Options

During the three months ended November 30, 2004, the Company granted 45,000 options at an exercise price of $1.65.

DYNATEM, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Net sales for the three months ended November 30, 2004, decreased 9.8% to $771,231 compared to net sales of $855,083 in the same period a year ago. For the six months ended November 30, 2004, net sales were $1,335,537, $150,190 lower than the corresponding period in the previous fiscal year, for a decrease of 10.1%. The decrease in revenue is attributed to a traditional drop in orders during the summer season coupled with delays in funding of some existing programs.

Cost of sales for the three months ended November 30, 2004, was $503,909 or 65.3% of net sales compared to $471,534 or 55.1% of net sales in the same period a year ago. For the six months ended November 30, 2004, cost of sales of $868,362 represented 65.1% of net sales and compares to $810,235 representing 54.5% of net sales for the same period a year ago. The increase in cost of sales as a percentage of net sales was the consequence of the Company’s higher sales volume of its distributed products for which it realizes a lower margin than from sales of its own manufactured products.

Selling, general and administrative expenses for the three and six months ended November 30, 2004, were $271,454 and $521,533, respectively, as compared to $253,353 and $469,244 the same periods a year ago. The increase in selling expense is primarily the result of a new employee in the sales department and marketing expenses for the new products. General and administrative costs have increased due to general monetary inflation most notably in the escalation of rents, insurance rates, legal fees and other expenses that relates to the implementation of the new rules and regulations required by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002.

Research and development expenses for the three and six months ended November 30, 2004, were $140,889 and $271,974, respectively, and $127,612 and $254,658 the same periods a year ago. The increase in expense is attributed to the ongoing development of new single-board computer products utilizing advanced microprocessor technology. These units include the DMC and DHC product lines.

At November 30, 2004, the Company’s working capital was $1,769,873 and its current ratio was 3.87:1 compared to $2,191,921 and a ratio of 5.00:1 as of May 31, 2004. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2005. The Company has an unused bank line of credit of $500,000 and may consider other sources of capital should the need arise.

Stock Repurchase Plan

On October 28, 2004, the Board of Directors formally adopted a resolution to continue the Company’s Stock Repurchase Plan, originally initiated on October 1, 2003, (the “Repurchase Plan”). Pursuant to the resolution, the Company is authorized to acquire shares of the Company’s common stock with an aggregate repurchase price not to exceed $300,000, expiring November 1, 2005. During the three months ended November 30, 2004, the Company repurchased 30,000 shares of common stock resulting in a cash outlay of $51,600.

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

DYNATEM, INC.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101”), “Revenue Recognition,” which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. SAB 101 was superseded and replaced by SAB 104. Management believes the Company’s revenue recognition policy conforms to SAB 104.

Item 3. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and 15d – 15(e) of the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to filing the Company’s Form 10-QSB. Based upon that evaluation, the CEO and CFO concluded that, as of November 30, 2004, our disclosure controls and procedures are effective.

There were no significant changes made in our internal controls over financial reporting during the quarter ended November 30, 2004 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

DYNATEM, INC.

PART II. OTHER INFORMATION

Items 1 and 3 have been omitted because there is nothing material to report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended November 30, 2004, the Company repurchased 30,000 shares of common stock pursuant to the Repurchase Plan resulting in a cash outlay of $51,600.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
September 1-30, 2004	0	$0.00	0	$300,000
October 1-31, 2004	30,000	$1.72	30,000	$248,400
November 1-30, 2004	0	$0.00	0	$248,400
Total	30,000		30,000	$248,400

Item 4. Submission of Matters to a Vote of Security Holders

On October 28, 2004, the Company held its annual meeting of shareholders and took the following actions:

Election of Directors

The following persons were duly elected to the Company’s Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

Directors	Yes	No
Robert Anslow	1,298,719	2,300
Eileen D. Schmalbach	1,298,719	2,300
Richard Jackson	1,298,719	2,300
Dr. Costis Toregas	1,298,719	2,300
Charles Spear	1,298,719	2,300
H. Richard Anderson	1,298,719	2,300
Michael Horan	1,298,719	2,300

DYNATEM, INC.

Appointment of Auditors

The shareholders approved the appointment of the accounting firm of Squar, Milner, Reehl & Williamson, LLP as its independent auditors for the fiscal year ending May 31, 2005. Such appointment was approved by 1,184,666 votes and 650 votes either abstained or voted against approval of the appointment.

Item 5. Other Information

The Board of Directors approved the election of the following officers at a meeting held October 28, 2004.

President and Chief Executive Officer – Michael Horan

Executive Vice President and Corporate Secretary – Eileen D. Schmalbach

Chief Financial Officer – Belen M. Ramos

Item 6. Exhibits

See Exhibit Index attached hereto.

DYNATEM, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

January 11, 2005	By:	/s/ Michael Horan
Michael Horan
President and CEO

January 11, 2005	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer

DYNATEM, INC.

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit
3(a)	Restated Articles of Incorporation of the Company (1)

3(b)	Bylaws of the Company (2)

31.1*	Rule 13a-14(a)15d-14(a)Certifications-Principal Executive Officer

31.2*	Rule 13a-14(a)15d-14(A)Certifications-Principal Financial Officer

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906 of the Sarbanes- Oxley Act 2002-Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.
(2)	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.