Form 10QSB
period 2005-02-28
DYNATEM INC
filed 2005-04-12
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On April 1, 2005, there were 1,469,564 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	February 28, 2005	May 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$912,919	$1,042,600
Accounts receivable, net	171,820	994,539
Inventories, net	728,788	663,439
Prepaid expenses	51,734	38,738

Total current assets	1,865,261	2,739,316

Property and equipment, net	52,258	53,454
Other assets	20,633	23,442

	$1,938,152	$2,816,212

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$210,013	$282,899
Accrued liabilities	207,034	264,496

Total current liabilities	417,047	547,395

Stockholders’ equity
Common stock, no par value, 50,000,000 shares authorized; 1,469,564 and 1,519,564 shares issued and outstanding at February 28, 2005 and May 31, 2004 respectively	2,185,408	2,283,308
Accumulated deficit	(664,303)	(14,491)

Total stockholders’ equity	1,521,105	2,268,817

	$1,938,152	$2,816,212

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATION (UNAUDITED)

Three months ended February 28, 2005 and February 29, 2004

	2005	2004
Net sales	$424,880	$1,370,017
Cost of sales	331,549	830,779

Gross profit	93,331	539,238

Operating expenses:
Selling, general and administrative	275,292	226,243
Research and development	150,936	136,151

Total operating expenses	426,228	362,394

Operating income (loss)	(332,897)	176,844

Other income, net	3,835	2,744

Net income (loss)	$(329,062)	$179,588

Basic income (loss) per share	$(.22)	$.11

Diluted income (loss) per share	$(.22)	$.11

Weighted average shares outstanding – basic	1,469,564	1,587,660

Weighted average shares outstanding – diluted	1,469,564	1,713,364

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Nine months ended February 28, 2005 and February 29, 2004

	2005	2004
Net sales	$1,760,417	$2,855,744
Cost of sales	1,199,911	1,641,014

Gross profit	560,506	1,214,730

Operating expenses:
Selling, general and administrative	796,825	695,487
Research and development	422,910	390,809

Total operating expenses	1,219,735	1,086,296

Operating income (loss)	(659,229)	128,434

Other income, net	10,217	10,410

Net income (loss) before taxes	(649,012)	138,844

Provision for income taxes	800	800

Net income (loss)	$(649,812)	$138,044

Basic income (loss) per share	$(.44)	$.09

Diluted income (loss) per share	$(.44)	$.08

Weighted average shares outstanding – basic	1,483,337	1,566,776

Weighted average shares outstanding – diluted	1,483,337	1,692,480

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For nine months ended February 28, 2005 and February 29, 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(649,812)	$138,044
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,465	15,497
Changes in operating assets and liabilities:
Accounts receivable	822,719	(379,336)
Inventories	(65,349)	(156,126)
Prepaid expenses and other	(12,996)	(4,188)
Accounts payable	(72,886)	104,800
Accrued liabilities	(57,462)	(79,729)
Deferred revenue	0	(90,497)

Net cash used in operating activities	(26,321)	(451,535)

Cash flows from investing activities:
Other assets	2,809	(8,930)
Purchases of property and equipment	(8,269)	(22,567)

Net cash used in investing activities	(5,460)	(31,497)

Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the exercise of stock options	3,500	15,197
Repurchase of common stock	(101,400)	(21,326)

Net cash used in financing activities	(97,900)	(6,129)

Net decrease in cash	(129,681)	(489,161)
Cash and cash equivalents, beginning balance	1,042,600	1,531,431

Cash and cash equivalents, ending balance	$912,919	$1,042,270

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes:	$800	$800

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

February 28, 2005

(1) Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of February 28, 2005 and the results of operations and cash flows for the three and nine months ended February 28, 2005 and February 29, 2004, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements and the notes hereto should be read in conjunction with the financial statement accounting policies, and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2004, which was filed with the Securities and Exchange Commission on August 27, 2004. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2) Significant Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

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

February 28, 2005

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

Management is presently evaluating the potential effect, if any, the above pronouncements might have on its future financial statements. Additionally, recent accounting pronouncements discussed in the notes to the May 31, 2004 and 2003 audited financial statements, filed previously with the Securities and Exchange Commission on Form 10-KSB, that were required to be adopted during the year ending May 31, 2005 did not have a significant impact on the Company’s financial statements for the three-month and nine-month periods ended February 28, 2005.

(3) Accounting for Stock-Based Compensation

The Company presently accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-based Compensation.”

At February 28, 2005, the Company has two stock-based employee compensation plans (the “Plans”). There was no stock-based employee compensation cost reflected in net income for the periods ended February 28, 2005 and 2004. Had the Company applied the fair value recognition provision of SFAS 123, as amended, to stock based employee compensation, there would be no significant change to net income value (loss) for all the periods presented. As such, pro-forma disclosure required by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No 123,” have not been presented.

(4) Inventories

A summary of inventories follows:

	February 28, 2005	May 31, 2004
Raw materials	$397,918	$362,473
Work-in-process	269,651	245,820
Finished goods	61,219	55,146

	$728,788	$663,439

DYNATEM, INC.

Notes to Condensed Financial Statements

February 28, 2005

(5) Loss Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Under the treasury stock method, approximately 200,000 and 200,000 shares were potential additional common shares as of February 28, 2005 and February 29, 2004, respectively. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the periods. Because the Company has incurred net losses during the three and nine months ended February 28, 2005, basic and diluted loss per share are equal (additional potential common shares would be anti-dilutive and not included in the calculation).

(6) Common Stock

During the nine months ended February 28, 2005, the Company repurchased 60,000 shares common stock resulting in a cash outlay of $101,400.

(7) Options

During the nine months ended February 28, 2005, the Company granted 45,000 options to employees at an exercise price of $1.65. Such exercise price was equal to or above the market price of the Company’s common stock at the time of issuance.

DYNATEM, INC.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Net sales for the three months ended February 28, 2005, decreased 68.9% to $424,880 compared to net sales of $1,370,017 in the same period a year ago. For the nine months ended February 28, 2005, net sales were $1,760,417, $1,095,327 lower than the corresponding period in the previous fiscal year, for a decrease of 38.3%. The decrease in total net sales is the result of three of our largest ongoing programs, representing a significant portion of our business, not receiving expected funding this year due to government budget reallocations. We believe, but we cannot guarantee, that these budget issues will not affect the three programs in the long term.

Cost of sales for the three months ended February 28, 2005, was $331,549 or 78% of net sales compared to $830,779 or 60.6% of net sales in the same period a year ago. For the nine months ended February 28, 2005, cost of sales of $1,199,911 represented 68.2% of net sales compared to $1,641,014, representing 57.5% of net sales for the same period a year ago. The nine-month increase of cost of sales as a percentage of net sales is the result of product mix factors, such as increased cost of prototyping four new products including the DPM (VMEbus Pentium M SBC), RPM (ruggedized version of DPM), CPM1 (CompactPCI Pentium M SBC) and CPM-S1 (custom design for OEM customer). Also, such increase is the consequence of the Company’s higher sales volume of its distributed products for which it realizes a lower margin than from sales of its own manufactured products.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 2005, were $275,292 and $796,825, respectively, as compared to $226,243 and $695,487, respectively, for the same periods a year ago. The increase in selling, general and administrative expenses is primarily the result of a new employee in the sales department, aggressive spending for marketing as well as the increased expenses due to general monetary inflation most notably in the escalation of rents, insurance rates, legal and audit fees and other expenses that relate to the implementation of the new rules and regulations required by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002.

Research and development expenses for the three-month and nine-month periods ended February 28, 2005, were $150,936 and $422,910, respectively, as compared to $136,151 and $390,809, respectively, for the same periods a year ago. The increase in research and development expenses is attributed to the ongoing development of new products utilizing advanced microprocessor technology including the DPM (VMEbus Pentium M SBC), RPM (ruggedized version of DPM), CPM1 (CompactPCI Pentium M SBC) and CPM-S1 (custom design for OEM customer).

Liquidity and Capital Resources

At February 28, 2005, the Company’s working capital, which is current assets less current liabilities, was $1,448,214 and the Company’s current ratio, which is current assets divided by current liabilities, was 4.5:1 compared to $2,191,921 and a ratio of 5.00:1 as of May 31, 2004.

Stock Repurchase Plan

On October 28, 2004, the Board of Directors formally adopted a resolution to continue the Company’s Stock Repurchase Plan, originally initiated on October 1, 2003, (the “Repurchase Plan”). Pursuant to the resolution, the Company is authorized to acquire shares of the Company’s common stock with an aggregate repurchase price not to exceed $300,000, expiring November 1, 2005. During the nine months ended February 28, 2005, the Company repurchased 60,000 shares of common stock resulting in a cash outlay of $101,400.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheet and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, accounts receivable, allowance for doubtful accounts and inventories. Actual results could differ from these estimates. Such critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the financial statements.

DYNATEM, INC.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable, realizability of long-lived assets and estimates for deferred income tax asset valuation allowances.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DYNATEM, INC.

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing material to report.

Item 6. Exhibits

See Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

April 11, 2005	By	/s/ Michael Horan
Michael Horan
President & Chief Executive Officer

April 11, 2005	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer

DYNATEM, INC.

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit Number	Exhibit
3(a)	Restated Articles of Incorporation of the Company (1)

3(b)	Bylaws of the Company (2)

31.1*	Rule 13a-14(a)15d-14(a)Certifications-Principal Executive Officer

31.2*	Rule 13a-14(a)15d-14(A)Certifications-Principal Financial Officer

32*	Certification Pursuant to 18 U.S.C. Section 1350-Section 906 of the Sarbanes-Oxley Act 2002-Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.
(2)	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.