Form 10KSB
period 2005-05-31
DYNATEM INC
filed 2005-08-26
CIK 795424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005

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

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

The issuer’s revenues for its most recent fiscal year were $2,486,516

The aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the registrant was approximately $1 million on August 1, 2005.

On August 1, 2005, there were 1,469,564 shares of the issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 27, 2005, are incorporated herein by reference into Part III hereof, to the extent indicated herein.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I

This report contains “forward-looking statement” within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that relate to future events or future financial performance. These statements, which may be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “potential,” or “continue,” or the negative of such terms and other comparable technology, only reflect management’s expectations. Actual events or results may differ materially, as a result of competitive products and pricing, new product introductions, developing technologies and general economic conditions affecting the Company and its customers, as more fully discussed below and in “Management’s Discussion and Analysis or Plan of Operation.”

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

Market

The Company markets its products on a worldwide basis. Included among the export markets are the United Kingdom, Germany, Japan and Mexico.

For the last two fiscal years the export net sales and the percentage to total net sales were:

Year	Amount	% of Total Net Sales
2004	$348,613	8%
2005	$264,889	11%

Products

The Company’s products generally consist of modular single board microcomputers known as Central Processing Unit (CPU) boards, peripheral systems and software drivers. The products are intended for use by manufacturing companies seeking to increase efficiency and productivity through factory automation, sensor monitoring, process control and other electronic implementations. The military services use Dynatem products for a number of applications including navigation, control of systems and rapid handling of data. The Company provides warranties ranging from 90 days to one year on all products sold.

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

New offerings from Microsys include VMEbus and CompactPCI designs based upon Freescale’s Power PC family of processors. Microsys has also introduced “Computers on Modules” (COM) which put CPUs and memory on a module about the size of a credit card. By greatly simplifying the design, this enables embedded board level designers to develop hardware and software faster and at a lower cost than designing from scratch. COMs recently introduced by Microsys are based upon Motorola embedded PowerPC, PowerQUICC, and Intel Xscale processors.

Among new products offered, the Company has recently introduced both VME and CompactPCI processor boards based upon the Pentium M processor from Intel. The embedded PC is excellent for situations where original equipment manufacturers need full PC functionality with the complexity of the VMEbus or even the CompactPCI bus. A new ruggedized VMEbus processor board based upon the Pentium M processor was introduced in the spring of 2005. This product will feature conduction-cooled versions and is targeted for military applications.

With the recent increase in design engineering capability, the Company is also able to offer custom design capabilities based upon the standard product offering.

Software Drivers. The main focus of the Company’s business (excluding Microsys) is the design, manufacture and sale of single-board computers. Most of the end-users use these single-board computers in racks with backplanes compatible with VMEbus. These customers typically use one of the following operating systems; VxWorks, Linux, Solaris, OS9, Linux, QNX, WindowsNT, WindowsXP, Windows2000. It is necessary for the company to create software drivers that enable each of its board designs to run with these operating systems. This is especially critical because X86 (Intel) architecture is normally not compatible with the VMEbus backplane architecture developed in the early 1980s by Motorola. Since the Company only develops these Board Support Packages (BSP) to enable hardware to operate, they are only sold for installation with Dynatem computer boards. The customer is normally charged a one-time fee for each program, regardless of the size of the program. The Company charges enough to cover the cost of design and support for the BSPs, from $500 (Linux) to $2,500 (Solaris).

Normally, the Company does not resell the actual operating systems. In some cases, customers, ask for pre-installation of BSPs prior to shipment. In the case of WindowsXP, WindowsNT, or Windows2000, the BSP needs to be installed on top of the OS installation. In these cases the Company purchases the operating system from a Microsoft distributor, install it on computers and then install the BSP. This situation normally occurs only in the product evaluation or prototyping stage, where the customer wants to quickly begin testing the product or developing application code. OEM customers typically do their own software installation once they are in production. Any software licensing is done directly between the customers and the operating system vendors.

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

Research and Development

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 2005 and 2004 were $550,346 and $516,604, respectively. Increases in R&D expenditures reflect the increased emphasis on new product development and additional engineering staff.

Last fiscal year Dynatem introduced a new Pentium M based Single Board Computer (SBC) for the VMEbus. This one design is used for two products: the industrial DPM and the rugged RPM. The latter uses the same printed circuit board and components as the former but is assembled with cooling plates and wedgelocks so that it may be used in conduction-cooled systems, in demand for military applications. The Pentium M is a very low-power CPU that is popular in laptop PC’s as it provides powerful processing while drawing little current from the system’s battery. These attributes make it very attractive for the embedded, board level computer market. The RPM and DPM will exploit the cool low-power performance of the Pentium M to operate in a broad temperature range, also attractive in the embedded world.

The DPM/RPM also provides a variety of breaking technology like four channels of USB 2.0, two Gigabit Ethernet ports (routed to the backplane in compliance with Vita 31.1 for backplane fabric switching), and Serial ATA in addition to traditional IDE for mass storage. The DPM/RPM can support up to 1 GByte of DDR DRAM and it supports expansion through one on-board PMC site.

The Company has introduced four support products that take full advantage of the DPM/RPM’s capabilities: the XPMPMC3 for three-site PMC expansion; the XPMPTB for I/O expansion from behind the backplane; the TBR for adjacent slot I/O and mass storage support (hard drives and CD-ROM or floppy drive support); and the TBQ for adjacent slot I/O expansion in special systems that have no rear I/O access.

The Company has already started leveraging the DPM/RPM development into other products like the custom CompactPCI card the CPM and the off-the-shelf CPM1. The CPM is in pre-production debug presently and the CPM1 is in development.

The Company is also developing a PCI expansion card that uses groundbreaking technology to provide 10 Gigabit Ethernet over copper media. Presently the only available alternative is to use optical fiber. This is Dynatem’s first PCI product.

Software development has focused on BIOS support for the DPM/RPM which has been challenging because of the Pentium M and its associated chipset’s great expansion and multimedia capability. Support for Serial ATA booting, USB booting, Ethernet booting (PXE), and digital graphics (DVO) as well as conventional VGA is now available. The Company has also ported Windows 2000 and XP, Linux, VxWorks, and Solaris operating systems to the DPM/RPM.

Employees

At present the Company employs 20 people in sales, engineering, financial and manufacturing departments. Neither the Company nor its employees are parties to a collective bargaining agreement. The Company believes that its employee relations are good.

Competition

Competition within the industry is based primarily upon product line breadth, product performance, price and customer service. The Company competes with over 200 manufacturers of VMEbus and CompactPCI products in North America and Europe. The Company believes it has a marketing advantage based upon its ability to quickly modify hardware and firmware for the customer application, which provides a level of support not always provided by the Company’s competitors. As part of this approach, the Company provides high quality products, competitive pricing, and technical support, which includes, when needed, special interface hardware and/or writing of special software drivers. In addition, the Company provides customers with most products required for specific applications including, but not limited to, special power supplies, special enclosures, cables and other requisite hardware. This approach is not customary with larger competitors who would normally limit themselves to sales of standard products. However, most of these manufacturers have certain other competitive advantages over the Company, including greater financial and technological resources, earlier access to customers, established client service programs and client loyalty.

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

	Fiscal Years Ended May 31,
	2005		2004
	High	Low	High	Low
First Quarter	1.90	1.60	1.50	1.20
Second Quarter	1.90	1.56	2.00	1.30
Third Quarter	1.85	1.56	1.65	1.45
Fourth Quarter	1.79	1.17	1.80	1.50

On August 1, 2005, the closing bid price of the Company’s Common Stock was $1.50 per share.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), imposes sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our Common Stock during the twelve months ended July 31, 2005 has ranged between a high of $1.90 and a low of $1.15 per share, and our Common Stock is thus deemed to be penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage them from effecting transactions in our Common Stock, which could severely limit the liquidity of the sale of our Common Stock in the secondary market.

As of August 1, 2005, there were approximately 190 shareholders reported by Continental Stock Transfer and Trust Company, the Company’s Transfer Agent, and ADP Investor Communications Services, the firm that handles communications with shareholders holding stock in street name.

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

The following table sets forth as of May 31, 2005, information on the Company’s equity compensation plans in effect as of that date:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	195,000	$0.64	155,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Net of 10,000 options exercised during fiscal 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Net sales for the Company’s fiscal year ended May 31, 2005 decreased 44.4% to $2,486,515 as compared to net sales of $4,476,685 in fiscal year 2004. The decrease in sales is due to delays in receipt of orders for ongoing programs. Decreased revenues also reflect lower than anticipated sales in the LV-Xeon based DHC and CHC products. The newer Pentium M based DPM and CPM1 products are expected to sell better, but it may be several months of customer product development before higher production volumes are realized. Export sales amounted to $264,889 representing 11 % of the total net sales for the fiscal year ended May 31, 2005

Gross profit as a percentage of sales decreased from 43% for fiscal year 2004 to 34% for fiscal year 2005, reflecting lower revenue and higher expenses associated with production.

Selling, general and administrative expenses were $1,060,731 for fiscal year 2005 compared to $1,002,386 for fiscal year 2004, an increase of 5.8%. The increase in selling, general and administrative expenses was primarily the result of adding a new director of business development to assist with a more aggressive marketing strategy.

Research and development costs were $550,346 in fiscal year 2005 compared to $516,604 in fiscal year 2004, a 6.5% increase. The increase is attributable to the ongoing development of new products utilizing advanced microprocessor technology including the DPM (VMEbus Pentium M SBC), RPM (ruggedized version of DPM), CPMI(CompactPCI Pentium M SBC) and CPM-SI (custom design for OEM customer). The Company is also developing a PCI expansion card that uses groundbreaking technology to provide 10 Gigabit Ethernet over copper media. Presently the only available alternative is to use optical fiber. This is Dynatem’s first PCI product.

At May 31, 2005, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carry forwards and tax credits.

Net loss for fiscal 2005 was $745,150 as compared to net income for fiscal 2004 of $403,993. The net loss was the result of lower revenue as mentioned above.

Liquidity and Capital Resources

At May 31, 2005, the Company’s working capital, which is current assets less current liabilities, was $1,360,472 and the Company’s current ratio which is current assets divided by current liabilities, was 3.7:1 compared to $2,191,921 and a ratio of 5.00:1 as of May 31, 2004. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2006.

The Company has a revolving line-of-credit agreement (the “Line of Credit”) that permits borrowings of up to $500,000. This Line of Credit is secured by substantially all of the assets of the Company, expires on September 18, 2005, as amended. The Company is currently negotiating and extension to the agreement. Interest on the borrowings is paid monthly at varying interest rates based on the Lender’s prime rate plus 1.5%. There were no borrowings outstanding as of May 31, 2005, nor were there any borrowings during the year then ended. At May 31, 2005, the Company was not in compliance with one restrictive financial covenant under the Line of Credit, and we have not received a waiver from the lender. Such default could restrict the availability of funds to the Company in the future; however, the Company has borrowed and repaid approximately $44,000 subsequent to year-end.

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

Revenue recognition

Revenue is recognized at the time the product is shipped.

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

VME

The VME product group is the Company’s principal product group. This product group consists of hardware only. A customer will place an order. The Company then fills the order and ships the product to the customer FOB shipping point, with a warranty from 90 days to one year depending on the type of hardware sold. Revenue is recognized at the time the product is shipped.

CPU Boards – The Company manufactures boards classified as hardware products and recognizes revenue upon shipment.

Hardware – The Company manufactures computer hardware as noted above and recognizes revenue upon shipment of the product.

Support Services – The Company does not provide support services. It provides a hardware warranty. If the product does not work, the Company repairs or replaces the product.

Custom Designed Products and Software – The Company occasionally provides custom designed hardware products, but generally builds single board products for sale to its general customer base.

Software

The Company sells software drivers and software it has purchased from other suppliers (operating system software for resale). The volume of resale software is minimal and only involves installing an operating system in order to pre-install software drivers if the customer requests pre-installation (the drivers cannot be installed unless there is an operating system). The software drivers are sold with the related hardware as an “off the shelf product.” Software resale represents “off the shelf” operating systems designed, maintained, and supported by the original software manufacturer. The Company provides support to its customers under the terms of its warranty and does not supply software support services billed separately. There are no multiple element software sales as described in SOP 97-2. The Company’s software sale activities are incidental to the core hardware products sold and the Company is not in the business of selling software; rather, it is necessary for the Company to supply integration of the various hardware products it sells. Such integration is done by software drivers, which in effect are part of the hardware.

Systems and Software – The Company does not develop operating system software and is not in this line of business. The Company sells hardware systems and related software drivers.

Software Drivers – The Company develops and sells software drivers with its hardware products. Revenue is recognized upon shipment of the related hardware products.

Resale of Other Manufacturer’s Software – The Company is not in the business of selling software and rarely sells an operating system (such as Windows XP) in order for pre-installation of drivers. The Company recognizes the revenue upon shipment of the related hardware products. Software sales of this type are very minor.

Microsys

The Company is a distributor of Microsys products and purchases such products from Microsys as needed. The Company reports the related revenue on a “gross revenue basis” under EITF 99-19 because the Company is (1) the primary obligor in the arrangement, (2) has the general inventory risk, (3) has reasonable latitude to establish the price with the customer, (4) changes the mix of the products between Microsys and Company products as required, (5) determines the customer needs, (6) has physical loss inventory risk, and finally (7) has the credit risk. Revenue is recognized upon shipment of the Microsys product as noted herein in accordance with EITF 99-19.

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

Significant Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities (“SPEs”): periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

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

As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Management is presently evaluating the potential effect, if any, the above pronouncements might have on its future financial statements. Additionally, recent accounting pronouncements discussed in the notes to the May 31, 2004 and 2003 audited financial statements, filed previously with the Securities and Exchange Commission on Form 10-KSB, that were required to be adopted during the year ending May 31, 2005 did not have a significant impact on the Company’s financial statements for the year then ended.

Future Trends

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

Information concerning the Company’s directors and executive officers in compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before October 3, 2005 for its 2005 Annual Meeting of Shareholders to be held on October 27, 2005, set forth under the heading “ELECTION OF DIRECTORS”

Item 10. Executive Compensation.

Information concerning executive compensation is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before October 3, 2005 for its 2005 Annual Meeting of Shareholders to be held on October 27, 2005, set forth under the heading “ELECTION OF DIRECTORS - Compensation of Executive Officers.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before October 3, 2005 for its 2005 Annual Meeting of Shareholders to be held on October 27, 2005, set forth under the heading “PRINCIPAL HOLDERS OF VOTING SECURITIES.”

Item 12. Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before October 3, 2005 for its 2005 Annual Meeting of Shareholders to be held on October 27, 2005, set forth under the heading “ELECTION OF DIRECTORS - Relationships with Outside Firms.”

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

Item 14. Principal Accountant Fees and Services

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before October 3, 2005 for its 2005 Annual Meeting of Shareholders to be held on October 27, 2005, set forth under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

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

DYNATEM, INC.

Dated: August 26, 2005	By:	/s/ Michael Horan
Michael Horan, President and
Chief Executive Officer
(principal executive officer)

	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer
(principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Position	Date
By:	/s/ Michael Horan	President, Chief Executive Officer and Director	August 26, 2005
Michael Horan

By:	/s/ Eileen Schmalbach	Executive Vice President, Corporate Secretary and Director	August 26, 2005
Eileen Schmalbach

By:	/s/ Robert Anslow	Director	August 26, 2005
Robert Anslow,

By:	/s/ Richard Jackson	Director	August 26, 2005
Richard Jackson

By:	/s/ Charles Spear	Director	August 26, 2005
Charles Spear, Director

By:	/s/ H. Richard Anderson	Director	August 26, 2005
H. Richard Anderson

By:	/s/ Costis Toregas	Director	August 26 , 2005
Costis Toregas, Director

DYNATEM, INC.

FINANCIAL STATEMENTS

May 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynatem, Inc.

We have audited the accompanying balance sheet of Dynatem, Inc. (the “Company”), as of May 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatem, Inc. as of May 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California

July 8, 2005

DYNATEM, INC.

BALANCE SHEET

May 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$720,046
Accounts receivable, net of allowance for doubtful accounts of $5,000	280,446
Inventories, net	814,675
Prepaid expenses and other current assets	43,506

Total current assets	1,858,673

Property and Equipment, net	53,043

Other Assets	12,252

$1,923,968

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$219,967
Accrued expenses	278,234

Total current liabilities	498,201

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 1,469,564 shares issued and outstanding	2,185,408
Accumulated deficit	(759,641)

Total stockholders’ equity	1,425,767

$1,923,968

Page F-2	The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2005 and 2004

	2005	2004
NET SALES	$2,486,515	$4,476,685

COST OF SALES	1,632,594	2,565,610

GROSS PROFIT	853,921	1,911,075

OPERATING EXPENSES
Selling, general and administrative	1,060,731	1,002,386
Research and development	550,346	516,604

	1,611,077	1,518,990

OPERATING (LOSS) INCOME	(757,156)	392,085

OTHER INCOME
Interest income	12,806	12,708

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(744,350)	404,793

PROVISION FOR INCOME TAXES	800	800

NET (LOSS) INCOME	$(745,150)	$403,993

Net (loss) income available to common stockholders per share:
Basic	$(0.50)	$0.26

Diluted	$(0.50)	$0.24

Weighted average number of common shares outstanding:
Basic	1,479,685	1,563,665

Diluted	1,479,685	1,686,385

Page F-3	The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2005 and 2004

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 31, 2003	1,519,042	$2,389,085	$(418,484)	$1,970,601
Exercise of stock options	88,850	19,597	—	19,597
Shares surrendered for cashless exercise of stock options	(3,666)	(4,400)	—	(4,400)
Shares repurchased and retired	(84,662)	(140,574)	—	(140,574)
Intrinsic value related to the cashless exercise of stock options	—	19,600	—	19,600
Net income	—	—	403,993	403,993

Balance at May 31, 2004	1,519,564	2,283,308	(14,491)	2,268,817
Exercise of stock options	10,000	3,500	—	3,500
Shares repurchased and retired	(60,000)	(101,400)	—	(101,400)
Net loss	—	—	(745,150)	(745,150)

Balance at May 31, 2005	1,469,564	$2,185,408	$(759,641)	$1,425,767

Page F-4	The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(745,150)	$403,993
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,019	20,951
Cashless exercise of options	—	19,600
Allowance for doubtful accounts	(6,500)	1,500
Reserve for obsolete inventory	10,000	10,000
Changes in operating assets and liabilities:
Accounts receivable	720,593	(758,006)
Inventories	(161,236)	(100,811)
Prepaid expenses and other current assets	(4,768)	13,679
Other assets	11,190	(13,861)
Accounts payable	(62,932)	169,691
Accrued expenses	13,738	(111,638)

Net cash used in operating activities	(212,046)	(344,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,608)	(18,552)

Net cash used in investing activities	(12,608)	(18,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for repurchase and retirement of the Company’s common stock	(101,400)	(140,574)
Proceeds from the exercise of stock options	3,500	15,197

Net cash used in financing activities	(97,900)	(125,377)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(322,554)	(488,831)

CASH AND CASH EQUIVALENTS – beginning of year	1,042,600	1,531,431

CASH AND CASH EQUIVALENTS – end of year	$720,046	$1,042,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for income taxes	$1,416	$800

See accompanying notes to financial statements for additional disclosure of non-cash investing and financing activities.

Page F-5	The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

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

Concentrations of Credit Risks

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. At May 31, 2005, the Company had approximately $139,000 in excess of this limit.

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

During fiscal 2005, the Company had sales to five customers, which represented 61% of net sales. During fiscal 2004, the Company had sales to three customers, which represented 59% of net sales. At May 31, 2005, one customer accounted for 40% of accounts receivable. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2005 and 2004, export sales approximated 11% and 8% of net sales, respectively.

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

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash Equivalents

Cash equivalents consist of highly liquid investments (certificates of deposit) with original maturities of 90 days or less. At May 31, 2005, cash equivalent balances approximated $324,000.

Inventories

Inventories are stated at the lower of cost or estimated market value. Cost is determined under the average cost method. Market is determined by comparison of current replacement costs with recent sales or net realizable value. The Company operates in an industry in which its products are subject to design changes and are manufactured based on customer specifications. Accordingly, should design requirements change significantly or customer orders be canceled or decline, the ultimate net realizable value of such products could be less than the carrying value of such amounts.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewals that are reasonably assured at the time leasehold improvements are acquired) or the estimated useful life of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

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

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

Management believes that no impairment loss is necessary on long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change which could result in future long-lived asset impairment changes in the future.

Warranties

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $17,500 at May 31, 2005, which is included in accrued expenses in the accompanying balance sheet.

Revenue Recognition

Revenue is recognized at the time the product is shipped more specifically as follows:

VME

This product group consists of hardware only. A customer will place an order; the Company then fills the order and ships the product to the customer FOB shipping point, with a warranty from 90 days to one year depending on the type of hardware sold. Revenue is recognized at the time the product is shipped.

CPU Boards – The Company manufactures boards classified as hardware products and recognizes revenue upon shipment.

Hardware – The Company manufactures computer hardware as noted above and recognizes revenue upon shipment of the product.

Support Services – The Company does not provide support services. It provides a hardware warranty. If the product does not work, the Company repairs or replaces the product.

Custom Designed Products and Software – The Company occasionally provides custom designed hardware products, but generally builds single board products for sale to its general customer base.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Software

The Company sells software drivers and software it has purchased from other suppliers (operating system software for resale). The volume of resale software is minimal and only involves installing an operating system in order to pre-install software drivers if the customer requests pre-installation (the drivers cannot be installed unless there is an operating system). The software drivers are sold with the related hardware as an “off the shelf product.” Software resale represents “off the shelf” operating systems designed, maintained, and supported by the original software manufacturer. The Company provides support to its customers under the terms of its warranty and does not supply software support services billed separately. There are no multiple element software sales as described in SOP 97-2. The Company’s software sale activities are incidental to the core hardware products sold and the Company is not in the business of selling software; rather, it is necessary for the Company to supply integration of the various hardware products it sells. Such integration is done by software drivers, which in effect are part of the hardware.

Systems and Software – The Company does not develop operating system software and is not in this line of business. The Company sells hardware systems and related software drivers.

Software Drivers – The Company develops and sells software drivers with its hardware products. Revenue is recognized upon shipment of the related hardware products.

Resale of Other Manufacturer’s Software – The Company is not in the business of selling software and rarely sells an operating system (such as Windows XP) in order for pre-installation of drivers. The Company recognizes the revenue upon shipment of the related hardware products. Software sales of this type are very minor.

Microsys

The Company is a distributor of Microsys products and purchases such products from Microsys as needed. The Company reports the related revenue on a “gross revenue basis” under EITF 99-19 because the Company is (1) the primary obligor in the arrangement, (2) has the general inventory risk, (3) has reasonable latitude to establish the price with the customer, (4) changes the mix of the products between Microsys and Company products as required, (5) determines the customer needs, (6) has physical loss inventory risk, and finally (7) has the credit risk.

Distribution of Microsys Products – The Company is a distributor of Microsys products and recognizes revenue as noted above in accordance with EITF 99-19.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (“SAB 101”), “Revenue Recognition,” as amended and superseded by SAB 104 in December 2003, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policy conforms to SAB 104.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising costs incurred for the years ended May 31, 2005 and 2004 approximated $41,000 and $40,000 respectively.

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

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of APB 25.

At May 31, 2005, the Company has two stock-based employee compensation plans (the “Plans”) (see Note 5). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net loss for the year ended May 31, 2005. The Company recorded stock-based employee compensation cost of $19,600 during the year ended May 31, 2004, in connection with the cashless exercise of employee stock options (see Note 5). The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Compensation (continued)

	Year Ended May 31,
	2005	2004
Net income (loss) available to common stockholders, as reported	$(745,150)	$403,993
Pro forma compensation expense	(74,250)	—

Pro forma net income (loss) available to common stockholders	$(819,400)	$403,993

Income (loss) per share, as reported
Basic	$(0.50)	$0.26
Diluted	$(0.50)	$0.24
Income (loss) per share, pro forma
Basic	$(0.55)	$0.26
Diluted	$(0.55)	$0.24

Basic and Diluted Earnings (Loss) Per Common Share

Under SFAS No. 128, “Earnings per Share,” basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding assuming all dilutive potential common shares were issued (using the treasury stock method, total additional dilutive potential shares totaled 118,720 and 122,720 as of May 31, 2005 and 2004, respectively). See Note 8 for more information.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report selected segment information in their quarterly and annual reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. Segment reporting is not required as the Company currently operates in one segment, as discussed above.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (1) the equity investors do not have a controlling financial interest; or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are small business issuers, as defined (“SBIs”), are as follows: (a) For interests in special-purpose entities (“SPEs”): periods ended after December 15, 2003; and (b) For all other VIEs: periods ended after December 15, 2004. The December 2003 amendment of FIN No. 46 also includes transition provisions that govern how an SBI which previously adopted the pronouncement (as it was originally issued) must account for consolidated VIEs. Management has concluded that the Company does not have an interest in any SPEs, and is evaluating the other effects of FIN No. 46 (as amended) on its future consolidated financial statements.

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

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2. INVENTORIES

Inventories consist of the following at May 31, 2005:

Raw materials and component parts	$534,626
Work-in-process	253,435
Finished goods	86,614
Reserve for obsolete inventory	(60,000)

$814,675

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2005:

Machinery and equipment	$6,125
Product tooling	278,906
Furniture and fixtures	131,354
Leasehold improvements	1,647

418,032

Less accumulated depreciation and amortization	(364,989)

$53,043

During fiscal 2005 and 2004, depreciation and amortization expense totaled $13,019 and $21,023, respectively.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

4. LINE OF CREDIT

The Company has a revolving line of credit agreement (the “Line of Credit”) that permits borrowings of up to $500,000. This Line of Credit, as amended, is secured by substantially all of the assets of the Company and expires on September 18, 2005. The Company is currently negotiating and extension to the agreement. Interest on the borrowings is paid monthly at varying interest rates based on the Lender’s prime rate (6.00% at May 31, 2005) plus 1.5%. There were no borrowings outstanding as of May 31, 2005, nor were there any borrowings during the year then ended. At May 31, 2005, the Company was not in compliance with one restrictive financial covenant under the Line of Credit, and they have not received a waiver from the lender. Such default could restrict the availability of funds to the Company in the future; however, the Company has borrowed and repaid approximately $44,000 subsequent to year-end.

5. STOCKHOLDERS’ EQUITY

Common Stock

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

During fiscal 2005, the Company issued 10,000 shares of common stock at $0.35 per share for cash proceeds of $3,500, in connection with the exercise of stock options by employees.

During fiscal 2005, the Company repurchased and retired 60,000 shares of common stock for total cash payments approximating $101,000.

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

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

5. STOCKHOLDERS’ EQUITY (continued)

The following represents a summary of the stock options outstanding at May 31, 2005 and 2004 and the changes during the years then ended:

	Year Ended May 31,
	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	160,000	$0.34	253,850	$0.30
Granted	45,000	1.65	—	—
Exercised	(10,000)	0.35	(88,850)	0.22
Cancelled/Forfeited	—	—	(5,000)	0.20

Outstanding, end of year	195,000	$0.64	160,000	$0.34

Exercisable, end of year	195,000	$0.64	160,000	$0.34

Weighted average fair value of options granted		$1.65		$—

All of the options outstanding at May 31, 2005 have exercise prices between $0.22 and $1.65 and a weighted average remaining contractual life of 5.08 years. Additionally, the fair value of options granted during the year ended May 31, 2005 was calculated using the Black-Scholes option-pricing model using the following assumptions: expected dividend yield of 0.00%; volatility of 362%; risk-free interest rate of 4.10%; and an expected life of 10 years.

The following table summarizes information concerning currently outstanding and exercisable options:

Exercise price range	Number of options outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price
$0.22- $0.35	130,000	3.45 years	$0.27
$0.80	20,000	5.96 years	$0.80
$1.65	45,000	9.42 years	$1.65

	195,000	5.08 years	$1.58

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

5. STOCKHOLDERS’ EQUITY (continued)

Options (continued)

As of May 31, 2005, 155,000 and 40,000 options (net of 90,000 and 125,000 options exercised) have been granted by the Company and are outstanding under the 1998 Plan and the 1993 Plan, respectively.

6. INCOME TAXES

During both fiscal 2005 and 2004, the provision for income taxes consists of the following:

	Federal	State	Total
Current	$—	$800	$800
Deferred	—	—	—

Tax provision	$—	$800	$800

During fiscal 2005 and 2004, the provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for taxes as a result of the following:

	2005	2004
Computed “expected” tax expense	$(253,000)	$137,000

Addition to (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(82,000)	800
Change in valuation allowance	371,000	(137,000)
Other	(35,200)	—

	$800	$800

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

6. INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2005 are presented below:

Deferred tax assets:
Net operating loss carryforwards	$250,000
Research and development credit carryforwards	317,000
Inventory reserve and uniform cost capitalization	90,000
Other	120,000

777,000
Less valuation allowance	(777,000)

Net deferred tax assets	$—

At May 31, 2005, the Company had federal net operating loss carryforwards of approximately $629,000, which, if not utilized to offset future taxable income, will expire in various years through 2020.

At May 31, 2005, the Company had unused federal and California research and development credits of approximately $262,000 and $55,000, respectively, which, if not used, will expire in various years through 2017.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, the utilization of the Company’s tax net operating loss carryforwards could be severely restricted.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into non-cancelable operating lease agreements for its corporate and manufacturing facilities. In addition to monthly lease payments for the facilities, the Company is required to pay utilities and certain insurance and maintenance costs. The leases provide for annual rental increases and a renewal option based on certain terms and conditions. The leases expire through fiscal 2006, and the approximate lease payment for the year ending May 31, 2006 is $49,000.

During fiscal 2005 and 2004, the Company incurred approximately $112,000 and $108,000, respectively, related to these leases, of which approximately $63,000 and $61,000 has been classified as a component of cost of sales in the accompanying statements of income.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2005 and 2004

7. COMMITMENTS AND CONTINGENCIES (continued)

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

During 1997, the Company entered into two software licensing agreements. The licensed software will be used with various products that the Company manufactures and distributes. One of the agreements provides for a one-time licensing fee and the other agreement provides for a fixed fee on each unit of software sold. During fiscal 2005 and 2004, total royalty and licensing expense for the royalty and licensing agreements mentioned herein approximated $0 and $4,000, respectively.

8. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations:

	2005	2004
Numerator for basic and diluted earnings (loss) per share:
Net (loss) income	$(745,150)	$403,993

Denominator for basic and diluted earnings (loss) per share:
Weighted average shares (basic)	1,479,685	1,563,665
Common stock equivalents	—	122,720

Weighted average shares (diluted)	1,479,685	1,686,385
Net (loss) income available to common shareholders per common share:
Basic	$(0.50)	$0.26

Diluted	$(0.50)	$0.24

During the year ended May 31, 2005, the Company had a loss, so dilutive potential common shares totaling 118,720 were excluded from diluted earnings (loss) per common share as their inclusion would be antidilutive. For the years ended May 31, 2005 and 2004, options to acquire 45,000 shares and zero shares, respectively, were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.