Form 10QSB
period 2005-08-31
DYNATEM INC
filed 2005-10-14
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005.

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

(949) 855-3235

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☐

On October 14, 2005, there were 1,469,564 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

DYNATEM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	August 31, 2005	May 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$459,005	$720,046
Accounts receivable, net	843,911	280,446
Inventories, net	826,883	814,675
Prepaid expenses	27,282	43,506

Total current assets	2,157,081	1,858,673

Property and equipment, net	53,413	53,043
Other assets	10,169	12,252

	$2,220,663	$1,923,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,952	$219,967
Credit line advances	59,500	—
Accrued liabilities	286,171	278,234

Total current liabilities	643,623	498,201

Shareholders’ equity:
Common Stock no par value, 50,000,000 authorized shares; 1,469,564 and 1,469,564 shares issued and outstanding, respectively	2,185,408	2,185,408
Accumulated deficit	(608,368)	(759,641)

Total shareholders’ equity	1,577,040	1,425,767

	$2,220,663	$1,923,968

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended August 31, 2005 and 2004

	2005	2004
Net sales	$1,055,019	$564,306
Cost of sales	488,511	364,453

Gross profit	566,508	199,853

Operating expenses:
Selling, general and administrative	282,608	250,079
Research and development	136,478	131,085

Total operating expenses	419,086	381,164

Operating income (loss)	147,422	(181,311)
Other income	3,851	2,654

Net income (loss)	$151,273	$(178,657)

Net income (loss) available to common shareholders per common share:
Basic	$0.10	$(0.12)

Diluted	$0.09	$(0.12)

Weighted average common shares outstanding:
Basic	1,469,564	1,499,564

Diluted	1,595,364	1,499,564

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended August 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$151,273	$(178,657)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,917	4,068
Changes in operating assets and liabilities:
Accounts receivable	(563,465)	911,930
Inventories	(12,208)	(51,781)
Prepaid expenses	16,224	10,898
Other assets	625	–
Account payable	137,485	(75,042)
Accrued liabilities	7,937	(57,496)

Net cash (used in) provided by operating activities	(259,212)	563,920

Cash flows from investing activities:
Purchases of fixed assets	(1,829)	(2,579)
Changes in other assets	—	(4,091)

Net cash used in investing activities	(1,829)	(6,670)

Cash flows from financing activities:
Payment of repurchase and retirement of the Company’s Common Stock	—	(49,800)
Proceeds from the exercise of stock options	—	3,500

Net cash used in investing activities	—	(46,300)

Net (decrease) increase in cash	(261,041)	510,950
Cash and cash equivalents, beginning balance	720,046	1,042,600

Cash and cash equivalents, ending balance	$459,005	$1,553,550

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

August 31, 2005

(1)	Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of August 31, 2005, and the results of operations and cash flows for the three months ended August 31, 2005 and 2004. Although the Company believes that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Dyantem, Inc.’s Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on August 26, 2005. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)	Accounting for Stock-Based Compensation

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related Interpretations and makes the necessary pro forma disclosures mandated by SFAS No. 123 (“SFAS 123”) “Accounting for Stock-based Compensation,” as amended.

At August 31, 2005 the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the quarters ended August 31, 2005 and 2004. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended August 31,
	2005	2004
Net income (loss) available to common stockholders, as reported	$151,273	$(178,657)
Pro forma compensation expense	—	—

Pro forma net income (loss) available to common stockholders	$151,273	$(178,657)

Income (loss) per share, as reported
Basic	$0.10	$(0.12)

Diluted	$0.09	$(0.12)

Income (loss) per share, pro forma
Basic	$0.10	$(0.12)

Diluted	$0.09	$(0.12)

DYNATEM, INC.

Notes to Condensed Financial Statements

August 31, 2005

(3)	Inventories

A summary of inventories follows:

	August 31, 2005	May 31, 2005
	(Unaudited)
Raw materials	$628,030	$474,626
Work-in-process	125,041	253,435
Finished goods	73,812	86,614

	$826,883	$814,675

(4)	Earnings (Loss) Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive using the treasury stock method. The Company had a net loss for the three month period ended August 31, 2004. As a result, all shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three month period ended August 31, 2004 because their inclusion would be antidilutive. At August 31, 2005, outstanding options to acquire 45,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the periods ended August 31, 2005 and 2004, respectively:

	2005	2004
Basic earnings (loss) per share - weighted-average number of common shares outstanding	$1,469,564	$1,499,564
Effect of dilutive potential common shares - stock options outstanding	125,800	—

Diluted earnings (loss) per share - weighted-average number of common shares and potential common shares outstanding	$1,595,364	$1,499,564

(5)	Credit Line Advances

The Company has a line-of-credit agreement that permits borrowings of up to $500,000, which expired September 18, 2005. However, the Company is in the process of renewing such line-of-credit with the bank. During the three month period ended August 31, 2005, the bank applied certain cash overdrafts totaling $59,500 against the line-of-credit. Such advances under the line-of-credit were repaid in September 2005.

DYNATEM, INC.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Revenues for the first quarter ended August 31, 2005 increased by 86.9% to $1,055,019 as compared to $564,306 in the first quarter of the prior year. The increase in revenue can be attributed to the receipt of orders for ongoing programs as a result of the release of funding of some U.S. government contracts.

Cost of sales for the three months ended August 31, 2005 was $488,511 or 46.3% of net sales and compares to $364,453 or 64.5% of net sales in the same period a year ago. The decrease of $124,058 or 18.2% of net sales was the consequence of higher sales volume by the Company of its own manufactured products which realizes a higher margin than distributed products, which realize a lower margin.

Selling, general and administrative expenses for the three months ended August 31, 2005 were $282,608 compared to $250,079 in the same period a year ago. The increase of 13% was principally the effect of advertisement for new products and other marketing expenses as well as various administrative expense increases such as audit fees and medical insurance expenses.

Research and development expenses were $136,478 and $131,085 for the three months ended August 31, 2005 and 2004, respectively. The increase can be attributed to the ongoing development of new products utilizing advanced microprocessor technology. These units include the DPM (VMEbus Pentium M SBC), RPM (ruggedized version of DPM), CPMI (CompactPCI Pentium M SBC) and CPM-SI (custom design for OEM customer). The Company is also in the process of developing a PCI expansion card that it anticipates will provide 10 Gigabit Ethernet over copper media.

The results of operations for the three months ended August 31, 2005 and 2004, reflect net income of $151,273 and a net loss of $178,657 respectively. The increase in income is the result of the increased revenues of the Company’s own manufactured products as stated above.

As of August 31, 2005, the Company’s working capital, which is current assets less current liabilities, was $1,513,458 and the Company’s current ratio which is current assets divided by current liabilities, was 3.3:1 compared to $1,360,472 and a ratio of 3.7:1 as of May 31, 2005. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2005. The Company is in the process of renewing the line of credit of $500,000 with its bank and may consider other sources of capital should the need arise.

(A). Critical Accounting Policies

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

DYNATEM, INC.

(B). Revenue Recognition

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

VME

The VME product group is the Company’s principal product group. This product group consists of hardware only. A customer will place an order. The Company then fills the order and ships the product to the customer FOB shipping point, with a one-year Warranty. Revenue is recognized at the time the product is shipped.

CPU Boards – The Company manufactures boards classified as hardware products and recognizes revenue upon shipment.

Hardware – The Company manufactures computer hardware as noted above and recognizes revenue upon shipment of the product.

Support Services – The Company does not provide support services. It provides a hardware warranty. If the product does not work, the Company repairs or replaces the product. After the warranty period expires, the Company continues to provide repair services for all its products regardless of the age of the product, subject to availability of spare parts.

Custom Designed Products and Software – The Company occasionally provides custom designed hardware products, but generally builds single board products for sale to its general customer base.

Software

The Company sells software drivers specific to its hardware and software it has purchased from other suppliers (operating system software for resale). The volume of resale software is minimal and typically only involves installing an operating system in order to pre-install software drivers in situations where customers request pre-installation (the drivers cannot be installed unless there is an operating system). The software drivers are sold with the related hardware as an “off the shelf product.” Software resale represents “off the shelf” operating systems designed, maintained, and supported by the original software manufacturer. The Company provides support to its customers under the terms of its warranty and does not supply software support services billed separately. There are no multiple element software sales as described in SOP 97-2. The Company’s software sale activities are incidental to the core hardware products sold and the Company is not in the business of selling software; rather, it is necessary for the Company to supply integration of the various hardware products it sells. Such integration is done by software drivers, which in effect are part of the hardware.

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

DYNATEM, INC.

Microsys

The Company is a distributor of Microsys GmbH products and purchases such products from Microsys as needed. The Company reports the related revenue on a “gross revenue basis” under EITF 99-19 because the Company is (1) the primary obligor in the arrangement, (2) has the general inventory risk, (3) has reasonable latitude to establish the price with the customer, (4) changes the mix of the products between Microsys and Company products as required, (5) determines the customer needs, (6) has physical loss inventory risk, and finally (7) has the credit risk. Revenue is recognized upon shipment of the Microsys product as noted herein in accordance with EITF 99-19.

(C). Long-Lived Assets

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

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Exhibit
3(a)	Restated Articles of Incorporation of the Company[1]

3(b)	Bylaws of the Company[2]

31.1*	Certifications Pursuant to Securities Exchange Act Rules 13A – 14 and 15D -14 - Section 302, signed by Michael Horan, Chief Executive Officer

31.2*	Certifications Pursuant to Securities Exchange Act Rules 13A – 14 and 15D -14 - Section 302, signed by Belen Ramos, Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C. Section 1350 - Section 906, signed by Michael Horan, Chief Executive Officer and Belen Ramos, Chief Financial Officer

[1]	Incorporated herein by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

[2]	Incorporated herein by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-KSB for fiscal year ended May 31, 1997.

DYNATEM, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

October 14, 2005	By:	/s/ MICHAEL HORAN
Michael Horan, President and Chief Executive Officer

October 14, 2005	By:	/s/ BELEN RAMOS
Belen Ramos, Chief Financial Officer