Form 10QSB
period 2005-11-30
DYNATEM INC
filed 2006-01-17
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

On December 31, 2005, there were 1,464,564 shares of the issuer’s Common Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2005	May 31, 2005
ASSETS
Current assets:
Cash	$611,157	$720,046
Accounts receivable, net	489,633	280,446
Inventories	982,533	814,675
Prepaid expenses	15,662	43,506

Total current assets	2,098,985	1,858,673
Property and equipment, net	51,344	53,043
Other assets	12,517	12,252

	$2,162,846	$1,923,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$248,451	$219,967
Credit line advances	50,000	—
Accrued expenses	356,075	278,234

Total current liabilities	654,526	498,201

Commitment and Contingencies	—	—

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 1,469,564 and 1,469,564 shares issued and outstanding	2,185,408	2,185,408
Accumulated deficit	(677,088)	(759,641)

Total stockholders’ equity	1,508,320	1,425,767

	$2,162,846	$1,923,968

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended November 30, 2005 and 2004

	2005	2004
Net sales	$989,305	$771,231
Cost of sales	629,525	503,909

Gross profit	359,780	267,322

Operating expenses:
Selling, general and administrative	302,032	271,454
Research and development	129,248	140,889

Total operating expenses	431,280	412,343

Operating loss	(71,500)	(145,021)
Other income, net	2,780	3,728

Loss before income taxes	$(68,720)	$(141,293)
Provision for income taxes	—	800

Net loss	$(68,720)	$(142,093)

Loss per share – basic and diluted	$(0.05)	$(0.10)

Weighted average shares outstanding – basic and diluted	1,469,564	1,480,773

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Six months ended November 30, 2005 and 2004

	2005	2004
Net sales	$2,044,324	$1,335,537
Cost of sales	1,118,036	868,362

Gross profit	926,288	467,175

Operating expenses:
Selling, general and administrative	583,840	521,533
Research and development	265,725	271,974

Total operating expenses	849,565	793,507

Operating income (loss)	76,723	(326,332)
Other income, net	6,630	6,382

Net income (loss) before taxes	83,353	(319,950)
Provision for income taxes	800	800

Net income (loss)	$82,553	$(320,750)

Income (loss) per share - basic	$0.06	$(0.22)

Income (loss) per share - diluted	$0.05	$(0.22)

Weighted average shares outstanding – basic	1,469,564	1,490,110

Weighted average shares outstanding – diluted	1,595,364	1,490,110

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For Six months ended November 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$82,553	$(320,750)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,528	7,686
Changes in operating assets and liabilities:
Accounts receivable	(209,187)	480,477
Inventories	(167,858)	(2,692)
Prepaid expenses	27,844	20,288
Accounts payable	28,484	(16,412)
Accrued expenses	77,841	84,748

Net cash provided by (used in) operating activities	(156,795)	253,345

Cash flows from investing activities:
Purchases of fixed assets	(1,829)	(8,569)
Changes in other assets	(265)	(2,516)

Net cash used in investing activities	(2,094)	(11,085)

Cash flows from financing activities
Proceeds from credit line advances	109,500	—
Proceeds from exercise of stock options	—	3,500
Payment of credit line advances	(59,500)	—
Payment of repurchase and retirement of the Company’s Common Stock	—	(101,400)

Net cash provided by (used in) investing activities	50,000	(97,900)

Net increase (decrease) in cash	(108,889)	144,360
Cash, beginning balance	720,046	1,042,600

Cash, ending balance	$611,157	$1,186,960

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

November 30, 2005 and 2004

(1) Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of November 30, 2005 and the results of operations and cash flows for the three and six months ended November 30, 2005 and November 30, 2004, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2) Significant Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges….” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

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

Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period of the first annual period that begins after December 15, 2005.

DYNATEM, INC.

Notes to Condensed Financial Statements

November 30, 2005 and 2004

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

At November 30, 2005, the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the periods ended November 30, 2005 and 2004 under APB 25. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the effect would be insignificant. The effects of applying SFAS No. 123 are not likely to be a representation of the pro forma effect on reported net income (loss) for future periods.

(4) Inventories

A summary of inventories follows:

	November 30, 2005	May 31, 2005
Raw materials and component parts	$615,035	$474,626
Work-in-process	292,706	253,435
Finished goods	74,792	86,614

	$982,533	$814,675

DYNATEM, INC.

Notes to Condensed Financial Statements

November 30, 2005 and 2004

(5) Earnings (Loss) Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive using the treasury stock method. The Company had a net loss for the three month periods ended November 30, 2005 and 2004 and for the six month period November 30, 2004. As a result, all shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for those periods ended November 30, 2005 because their inclusion would be antidilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the six months periods ended November 30, 2005 and 2004, respectively:

	2005	2004
Basic earnings (loss) per share - weighted-average number of common shares outstanding	$1,469,564	$1,490,110
Effect of dilutive potential common shares - stock options outstanding	125,800	—

Diluted earnings (loss) per share - weighted-average number of common shares and potential common shares outstanding	$1,595,364	$1,490,110

(6) Credit Line Agreement

On October 18, 2005, the Company renewed its line-of-credit agreement that permits borrowings of up to $500,000, which will expire on April 18, 2006. During the six month period ended November 30, 2005, the bank applied certain cash overdrafts against the line-of-credit. As of November 30, 2005 the line-of-credit balance was $50,000.

(7) Stock Repurchase Plan

On October 27, 2005, the Board of Directors formally adopted a resolution to continue the Company’s Stock Repurchase Plan, originally initiated on October 1, 2003, (the “Repurchase Plan”). Pursuant to the resolution, the Company is authorized to acquire shares of the Company’s common stock with an aggregate repurchase price not to exceed $300,000, expiring November 1, 2006. There were no repurchase transactions during the six months ended November 30, 2005.

On December 8, 2005, the Company repurchased 5,000 shares for an aggregate repurchase price of $6,650.

DYNATEM, INC.

(8) Lease Agreement

On November 15, 2005 the Company has renewed the lease agreement for the premises located at 23263 Madero, Suite C, Mission Viejo, California for another five years starting January 1, 2006 and ending December 31, 2010 with minimum annual payments as follows:

January 1, 2006 through December 31, 2006	$86,196
January 1, 2007 through December 31, 2007	$88,116
January 1, 2008 through December 31, 2008	$92,340
January 1, 2009 through December 31, 2009	$95,568
January 1, 2010 through December 31, 2010	$98,916

Pursuant to the lease agreement, common area operating expenses will not increase by more than five (5%) per year cumulative. The base year for this limitation is calendar year 2005.

In connection with the renewal of the lease agreement, the landlord has granted Dynatem an allowance toward tenant improvements not to exceed $48,000.

On December 27, 2005 the Company initiated a leasehold improvement program to develop office space for future employees, as well as to enhance the working environment. The cost is estimated approximately $75,000, of which the landlord will pay $48,000 per terms of lease agreement.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY’S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2005.

Results of Operations

Net sales for the three months ended November 30, 2005, increased 28.3% to $989,305 compared to net sales of $771,231 in the same period a year ago. For the six months ended November 30, 2005, net sales increased 53.1% to $2,044,324 compared to net sales of $1,335,537, $708,787 higher than the corresponding period in the previous fiscal year. The increase in revenue is attributed to the receipt of orders for the ongoing programs that were delayed last year and shipped this year.

Cost of sales for the three months ended November 30, 2005, was $629,525 or 63.6% of net sales compared to $503,909 or 65.3% of net sales in the same period a year ago. For the six months ended November 30, 2005, cost of sales of $1,118,036 represented 54.7% of net sales and compares to $868,362 representing 65.2% of net sales for the same period a year ago. The decrease in cost of sales as a percentage of net sales was the consequence of the Company’s higher sales volume of its own manufactured products for which it realizes a higher margin than from sales of its distributed products.

Selling, general and administrative expenses for the three and six months ended November 30, 2005, were $302,032 and $583,840, respectively, as compared to $271,454 and $521,533 for the same periods a year ago. The increase in selling, general and administrative expenses is primarily the result of increased costs due to general monetary inflation most notably in the escalation of rents, insurance rates, legal and audit fees.

Research and development expenses for the three and six months ended November 30, 2005, were $129,248 and $265,725, respectively, and $140,889 and $271,974, respectively, for the same periods a year ago. Research and development expenses for the three and six month periods were lower by 8% and 2.5%, respectively, as compared to prior year. The decrease is primarily due to the closing of the Company’s Escondido design center towards the end of the 2005 fiscal year.

Liquidity and Capital Resources

As of November 30, 2005, the Company’s working capital, which is current assets less current liabilities, was $1,444,459 and the Company’s current ratio, which is current assets divided by current liabilities, was 3.2:1 compared to $1,360,472 and a ratio of 3.7:1 as of May 31, 2005. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to

DYNATEM, INC.

meet its working capital needs during fiscal year 2006. The Company has a revolving line-of-credit agreement that permits borrowings of up to $500,000. The Company may consider other sources of capital should the need arise.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of long-lived and intangible assets, and the amortization of intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We do not have off-balance sheet arrangements, financings, or relationships with unconsolidated entities or other persons, also known as “special purposes entities” (SPEs). We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

DYNATEM, INC.

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

Important Factors Related to Forward-Looking Statements and Associated Risks.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that

DYNATEM, INC.

demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DYNATEM, INC.

PART II. OTHER INFORMATION

Items 1, 2 and 3 have been omitted because there is nothing material to report.

Item 4.	Submission of Matters to a Vote of Security Holders

On October 27, 2005, the Company held its annual meeting of shareholders and took the following actions:

Election of Directors

The following persons were duly elected to the Company’s Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

Directors	Yes	No

Robert Anslow	1,268,178	500

Eileen D. Schmalbach	1,268,178	500

Richard Jackson	1,268,178	500

Dr. Costis Toregas	1,268,178	500

Charles Spear	1,268,178	500

H. Richard Anderson	1,268,178	500

Michael Horan	1,268,178	500

Appointment of Auditors

The shareholders approved the appointment of the accounting firm of Squar, Milner, Reehl & Williamson, LLP as its independent auditors for the fiscal year ending May 31, 2006. Such appointment was approved by 1,238,920 votes and 29,758 votes either abstained or voted against approval of the appointment.

Item 5.	Other Information

The Board of Directors approved the election of the following officers at a meeting held October 27, 2005.

President and Chief Executive Officer – Michael Horan

Executive Vice President and Corporate Secretary – Eileen D. Schmalbach

Chief Financial Officer – Belen M. Ramos

DYNATEM, INC.

Item 6.	Exhibits

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

DYNATEM, INC.

January 13, 2006	By:	/s/ Michael Horan
Michael Horan
President and CEO

January 13, 2006	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer