Form 10QSB
period 2006-02-28
DYNATEM INC
filed 2006-04-12
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006.

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

On April 1, 2006, there were 1,459,564 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	February 28, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$395,267	$720,046
Accounts receivable, net	412,210	280,446
Inventories, net	989,767	814,675
Prepaid expenses	47,174	43,506

Total current assets	1,844,418	1,858,673
Property and equipment, net	54,585	53,043
Other assets	10,206	12,252

	$1,909,209	$1,923,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$290,270	$219,967
Credit line advances	50,000	—
Accrued liabilities	256,645	278,234

Total current liabilities	596,915	498,201

Commitments & Contingencies
Stockholders’ equity
Common stock, no par value, 50,000,000 shares authorized; 1,459,564 and 1,469,564 shares issued and outstanding at February 28, 2006 and May 31, 2005 respectively	2,172,108	2,185,408
Accumulated deficit	(859,814)	(759,641)

Total stockholders’ equity	1,312,294	1,425,767

	$1,909,209	$1,923,968

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATION (UNAUDITED)

Three months ended February 28, 2006 and February 28, 2005

	2006	2005
Net sales	$645,998	$424,880
Cost of sales	422,519	331,549

Gross profit	223,479	93,331

Operating expenses:
Selling, general and administrative	278,632	275,292
Research and development	130,540	150,936

Total operating expenses	409,172	426,228

Operating loss	(185,693)	(332,897)
Other income, net	2,967	3,835

Net loss	$(182,726)	$(329,062)

Basic loss per share	$(0.13)	$(0.22)

Diluted loss per share	$(0.13)	$(0.22)

Weighted average shares outstanding – basic	1,462,696	1,469,564

Weighted average shares outstanding – diluted	1,462,696	1,469,564

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Nine months ended February 28, 2006 and February 28, 2005

	2006	2005
Net sales	$2,690,322	$1,760,417
Cost of sales	1,540,555	1,199,911

Gross profit	1,149,767	560,506

Operating expenses:
Selling, general and administrative	862,472	796,825
Research and development	396,265	422,910

Total operating expenses	1,258,737	1,219,735

Operating loss	(108,970)	(659,229)
Other income, net	9,597	10,217

Net loss before taxes	(99,373)	(649,012)
Provision for income taxes	800	800

Net loss	$(100,173)	$(649,812)

Basic loss per share	$(0.07)	$(0.44)

Diluted loss per share	$(0.07)	$(0.44)

Weighted average shares outstanding – basic	1,467,275	1,483,337

Weighted average shares outstanding – diluted	1,467,275	1,483,337

See accompanying notes to condensed financial statements

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For nine months ended February 28, 2006 and February 28, 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(100,173)	$(649,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,595	9,465
Changes in operating assets and liabilities:
Accounts receivable	(131,764)	822,719
Inventories	(175,092)	(65,349)
Prepaid expenses and other	(1,622)	(10,187)
Accounts payable	70,303	(72,886)
Accrued liabilities	(21,589)	(57,462)

Net cash used in operating activities	(354,342)	(23,512)

Cash flows from investing activities:
Purchases of property and equipment	(7,137)	(8,269)

Net cash used in investing activities	(7,137)	(8,269)

Cash flows from financing activities:
Proceeds from credit line advance	109,500	—
Proceeds from issuance of common stock in connection with the exercise of stock options	—	3,500
Payment of credit line advance	(59,500)
Repurchase of common stock	(13,300)	(101,400)

Net cash provided by (used in) financing activities	36,700	(97,900)

Net decrease in cash	(324,779)	(129,681)
Cash and cash equivalents, beginning balance	720,046	1,042,600

Cash and cash equivalents, ending balance	$395,267	$912,919

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes:	$800	$800

Cash paid during the period for interest:	$(1,103)	$—

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

February 28, 2006

(1)	Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of February 28, 2006 and the results of operations and cash flows for the three and nine months ended February 28, 2006 and 2005. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R as interpreted by SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123-R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” As originally issued, SFAS No. 123 established as a preferable fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim period of the first annual reporting period that begins after December 15, 2005.

DYNATEM, INC.

Notes to Condensed Financial Statements

February 28, 2006

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

At February 28, 2006, the Company has two stock-based employee compensation plans (the “Plans”). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related Interpretations. There was no stock-based employee compensation cost reflected in net income for the periods ended February 28, 2006, and 2005 under APB 25. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the effect would be insignificant. The effects of applying SFAS No. 123 are not likely to be a representation of the pro forma effect on reported net income (loss) for future periods.

(4)	Inventories

A summary of inventories follows:

	February 28, 2005	May 31, 2005
Raw materials	$715,811	$534,626
Work-in-process	259,896	253,435
Finished goods	84,560	86,614
Reserve	(70,500)	(60,000)

	$989,767	$814,675

DYNATEM, INC.

Notes to Condensed Financial Statements

February 28, 2006

(5)	Loss Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive using the treasury stock method. The Company had a net loss for the three month and nine month periods ended February 28, 2006 and 2005. As a result, all shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for those periods because their inclusion would be antidilutive.

(6)	Credit Line Agreement

The Company has a revolving line-of-credit agreement that permits borrowings of up to $500,000, which will expire on April 18, 2006. The Company is currently negotiating an extension to the agreement. During the nine months ending February 28, 2006, the Company has not complied with one of the restrictive financial covenants under the Line of Credit, and it has not received a waiver from the lender. Such default could restrict the availability of funds to the Company in the future; however, during the nine month period ended February 28, 2006, the bank applied certain cash overdrafts against the line-of-credit. As of February 28, 2006 the line-of-credit balance was $50,000.

(7)	Stock Repurchase Plan

On October 27, 2005, the Board of Directors formally adopted a resolution to continue the Company’s Stock Repurchase Plan, originally initiated on October 1, 2003, (the “Repurchase Plan”). Pursuant to the resolution, the Company is authorized to acquire shares of the Company’s common stock with an aggregate repurchase price not to exceed $300,000, expiring November 1, 2006. During the nine months ended February 28, 2006, the Company repurchased 10,000 shares of common stock resulting in a cash outlay of $13,300.

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

On December 27, 2005 the Company initiated a leasehold improvement program to develop office space for future employees, as well as to enhance the working environment. The cost is estimated to be approximately $75,000, of which the landlord will pay $48,000 per terms of lease agreement. As of February 28, 2006, work is still in progress.

DYNATEM, INC.

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

Net sales for the three months ended February 28, 2006, increased 56.4% to $645,998 compared to net sales of $424,880 in the same period a year ago. For the nine months ended February 28, 2006, net sales were $2,690,322, $929,905 higher than the corresponding period in the previous fiscal year, for an increase of 52.8%. The increase in total net sales is the result of the receipts of orders for ongoing programs that were delayed last year and shipped this year.

Cost of sales for the three months ended February 28, 2006, was $422,519 or 65.5% of net sales compared to $331,549 or 78% of net sales in the same period a year ago. For the nine months ended February 28, 2006, cost of sales of $1,540,555 represented 57.3% of net sales compared to $1,199,911, representing 68.2% of net sales for the same period a year ago. The nine-month decrease of cost of sales as a percentage of net sales was the consequence of the Company’s higher sales volume of its own manufactured products for which it realizes a higher margin than from sales of its distributed products.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 2006, were $278,632 and $862,472, respectively, as compared to $275,292 and $796,825, respectively, for the same periods a year ago. The increase in selling, general and administrative expenses is primarily the result of increase cost due to general monetary inflation, most notably in the escalation of rents, insurance rates, salaries, legal and audit fees.

Research and development expenses for the three-month and nine-month periods ended February 28, 2006, were $130,540 and $396,265, respectively, as compared to $150,936 and $422,910, respectively, for the same periods a year ago. The decrease in research and development expenses is attributed to the closing of the Company’s Escondido design center towards the end of the 2005 fiscal year.

Liquidity and Capital Resources

As of February 28, 2006, the Company’s working capital, which is current assets less current liabilities, was $1,247,503 and the Company’s current ratio, which is current assets divided by current liabilities, was 3.1:1 compared to $1,360,472 and a ratio of 3.7:1 as of May 31, 2005. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2006.

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

DYNATEM, INC.

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

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment analysis is performed. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell. The provisions of this pronouncement relating to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated commitments to plan to sell or dispose of such asset, as defined, by management. As a result, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company’s financial statements with respect to future decisions, if any.

Management believes that no impairment loss is necessary on long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change which could result in long-lived assets impairment charges in the future.

DYNATEM, INC.

Important Factors Related to Forward-Looking Statements and Associated Risks.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATEM, INC.

April 12, 2006	By	/s/ Michael Horan
Michael Horan
President & Chief Executive Officer

April 12, 2006	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer