Form 10KSB
period 2006-05-31
DYNATEM INC
filed 2006-08-28
CIK 795424

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

Commission file number 0-16250

DYNATEM, INC.

(Name of small business issuer in its charter)

California	95-3627099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

23263 Madero, Suite C

Mission Viejo, California

(949) 855-3235

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $3,703,294.

The aggregate market value of voting and non-voting Common Stock held by nonaffiliates of the registrant was approximately $765,000 on August 1, 2006.

On August 1, 2006, there were 1,459,564 shares of the issuer’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s Definitive Proxy Statement to be filed for its Annual Meeting of Shareholders to be held on October 26, 2006, are incorporated herein by reference into Part III hereof, to the extent indicated herein.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that relate to future events or future financial performance. These statements, which may be identified by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “potential,” or “continue,” or the negative of such terms and other comparable technology, only reflect management’s expectations. Actual events or results may differ materially, as a result of competitive products and pricing, new product introductions, developing technologies and general economic conditions affecting the Company and its customers, as more fully discussed below and in “Management’s Discussion and Analysis or Plan of Operation.”

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

In 1987, the Company began concentrating its design efforts to develop a range of products compatible with the VersaModule Eurocard bus (“VMEbus”; see below). In order to further expand the product offering, Dynatem entered into agreements to resell the VMEbus products of other vendors that were complimentary to the Company’s products. This allowed the Company to easily integrate complete embedded systems. In 1996, the Company began concentrating most of its design effort in the development of VMEbus systems based on the x86 family of processors. The Company was able to combine the broad range of relatively inexpensive components and software found in desktop PC- compatible systems with the high performance, flexibility and stability of the VMEbus. To accompany the new x86 hardware, it has been equally important for the Company to develop software drivers that could enable popular desktop operating systems to operate across the VMEbus. In fact, the ability to run Windows NT in VMEbus systems has been one of the major appeals of this product. In this way, embedded system designers can combine user-friendly Windows NT or Windows XP, with their huge range of software applications, on the same backplane with dedicated high-speed real-time operating systems. More recently, the interest in Linux systems has also added to the market appeal of these products.

One area of design effort continues to be the integration of expansion cards compatible with the PMC (PCI Mezzanine Card) standard. This enables adding functionality to VMEbus x86 processor boards by expansion via the local PCI bus.

Another area of design activity has been based upon the Compact PCI Bus. These products have a similar form factor to the VMEbus but use the PCI bus as the basis for the interface between modules. This is a simpler and less expensive design than the VMEbus-based products, and from a design and support point of view is a subset of the Pentium-based VMEbus products. The CompactPCI Bus’s popularity is based upon its simplicity, high bandwidth, reliability and relatively low cost. Its simplicity and low cost are due to its reliance on architectures and components found in the desktop world. Recent changes to the CompactPCI specification incorporate switched Ethernet backplane support. This specification is the beginning of the evolution of the backplane technology toward high-speed serial interfaces.

Market

The Company markets its products on a worldwide basis. Included among the export markets are the United Kingdom, Germany, Japan and Mexico.

For the last two fiscal years the export net sales and the percentage to total net sales were:

Year	Amount	% of Total Net Sales
2005	$264,889	11%
2006	$491,312	13%

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

The addition of the Microsys line has augmented the Dynatem range of products. It has also increased the range of hardware to meet virtually every customer’s system requirements in connection with the products designed and manufactured by the Company. This is extremely important because customers prefer buying all of the modules in their system from one vendor who takes responsibility for guaranteeing that all modules function well together.

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

Among new products offered, the Company has recently introduced both VME and CompactPCI processor boards based upon the Pentium M processor from Intel. The embedded PC is excellent for situations where original equipment manufacturers (“OEM”) need full PC functionality with the complexity of the VMEbus or even the CompactPCI bus. A new ruggedized VMEbus processor board based upon Intel’s Core-Duo processor will be introduced in November 2006. This product will feature conduction-cooled versions and is targeted for military as well as industrial applications.

With the recent increase in design engineering capability, the Company is also able to offer custom design capabilities based upon the standard product offering.

CompactPCI

New rugged products compatible with the CompactPCI bus (with PICMG 2.16 compatibility) include the Pentium M based CPM1, available in convection or conduction cooling for harsh environments. A Pentium M based 3U CompactPCI board will be introduced in October of 2006 which will also be available with convection or conduction-cooling. In Spring 2007, the Company will introduce its product offering in the new CompactPCI Express standard. This newest offering will be based upon Intel’s Core-Duo processor and will be available in industrial and conduction-cooled ruggedized versions.

Software Drivers. The main focus of the Company’s business (excluding Microsys) is the design, manufacture and sale of single-board computers. Most of the end-users use these single-board computers in racks with backplanes compatible with VMEbus. These customers typically use one of the following operating systems; VxWorks, Linux, Solaris, OS9, QNX, WindowsNT, WindowsXP, or Windows2000. It is necessary for the Company to create software drivers that enable each of its board designs to run with these operating systems. This is especially critical because X86 (Intel) architecture is normally not compatible with the VMEbus backplane architecture developed in the early 1980s by Motorola. Since the Company only develops these Board Support Packages (“BSP”) to enable hardware to operate, they are only sold for installation with Dynatem computer boards. The customer is normally charged a one-time fee for each program, regardless of the size of the program. The Company charges enough to cover the cost of design and support for the BSPs, from $500 (Linux) to $2,500 (Solaris).

Normally, the Company does not resell the actual operating systems (“OS”). In some cases, customers ask for pre-installation of BSPs prior to shipment. In the case of WindowsXP, WindowsNT, or Windows2000, the BSP needs to be installed on top of the OS installation. In these cases the Company purchases the operating system from a Microsoft distributor, installs it on computers and then installs the BSP. This situation normally occurs only in the product evaluation or prototyping stage, where the customer wants to quickly begin testing the product or developing application code. OEM customers typically do their own software installation once they are in production. Any software licensing or support is done directly between the customers and the operating system vendors.

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

Marketing

The Company’s marketing and sales department consists of marketing, sales, customer service, engineering and engineering application support. The Company has in recent years continued the use of advertising in major trade publications, coupling it with wide distribution of marketing brochures. There are over 200 VMEbus and CompactPCI vendors worldwide. Depending on the application, at least one or more of these companies are in direct competition with Dynatem. In other cases, Dynatem provides products to other VMEbus vendors, which they resell under their own label. This has the effect of broadening the sales channel for the Dynatem products.

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

Research and Development

The Company believes that its future growth greatly depends on its ability to be an innovator in the development and application of new and existing hardware and software technology. Expenditures for Company-sponsored research and development for the fiscal years ended May 31, 2006 and 2005 were $522,716 and $550,346, respectively. The slight decrease in expenditures is attributable to the ability to leverage previous design databases into new products.

This fiscal year, Dynatem continued adapting products from the Pentium M with 855GME/6300ESB chipset technology that was introduced with our DPM product. So far the Company has developed the DPM VMEbus Single Board Computer (SBC). This was also made available as a rugged product called the RPM. Last year the Company finished the CPM, which is a custom product, and started design on the CPM1 CompactPCI module which has been continued into this year. The DPM has also been a springboard for the custom IXT2A and IXT2B cards and lastly it has been adapted into the 3U CompactPCI the C3RM.

These Pentium M based products provide a variety of breaking technology like four channels of USB 2.0, two Gigabit Ethernet ports (routed to the backplane for backplane fabric switching), and Serial ATA in addition to traditional IDE for mass storage. They can support up to 1 GByte of DDR DRAM. Enhancements have been made to the Pentium M products to support true industrial temperature (-40º to 85º Celsius) operation.

The Company also developed a custom product that uses the E7520 north bridge chip to provide PCIexpress interfacing to peripherals. This custom module also features high performance graphics from ATI though this is still being debugged. The E7520 technology is being adapted into a new VMEbus product that will introduce a high-performance Intel Core-Duo processor.

Software driver development has focused on BIOS maintenance for the Pentium M based products. The Company has introduced a new Windows based set of VMEbus drivers for the Tundra Universe.

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

Item 2. Description of Property.

The Company’s executive offices and manufacturing plant are located in a 6,357 square foot facility in Mission Viejo, California, which facility is in good condition and suitable for the operation of the business as presently conducted. The facility is leased on a triple net basis from an unaffiliated party for a term expiring December 31, 2010.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is a limited trading market for the Company’s common stock (“Common Stock”). Set forth below are the high and low closing bid prices per share of the Company’s Common Stock for the periods indicated, as reported by “The Pink Sheets” weekly OTC Market Report. The OTC Report presents inter-dealer quotations without adjustment for retail mark-up, markdown or commissions, and may not represent actual transactions. Trading in the Company’s Common Stock is limited in volume and its market price may not be a reliable indicator of fair value.

	Fiscal Years Ended May 31,
	2006		2005
	High	Low	High	Low
First Quarter	1.50	1.30	1.90	1.60
Second Quarter	1.50	1.50	1.90	1.56
Third Quarter	2.00	1.72	1.85	1.56
Fourth Quarter	1.70	1.70	1.79	1.17

On August 1, 2006, the closing bid price of the Company’s Common Stock was $1.30 per share.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our Common Stock during the twelve months ended July 31, 2006 has ranged between a high of $2.00 and a low of $1.17 per share, and our Common Stock is thus deemed to be penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage them from effecting transactions in our Common Stock, which could severely limit the liquidity of our Common Stock in the secondary market.

As of August 1, 2006, there were 193 shareholders reported by Continental Stock Transfer and Trust Company, the Company’s Transfer Agent, and ADP Investor Communications Services, the firm that handles communications with shareholders holding stock in street name.

The Company has never paid cash dividends on its Common Stock and the Board of Directors intends to continue this policy for the foreseeable future. Future dividend policy will depend upon the Company’s earnings (if any), capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors.

The following table sets forth as of May 31, 2006, information on the Company’s equity compensation plans in effect as of that date:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	277,500	$0.88	72,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	No options were exercised during fiscal 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Results of Operations

Net sales for the Company’s fiscal year ended May 31, 2006 increased 48.9% to $3,703,294 as compared to net sales of $2,486,515 in fiscal year 2005. The increase in sales is due to the receipt of orders for ongoing programs that were delayed last fiscal year. Also, new products like the DPM’s and CPM’s achieved early production for shipment. Net export sales amounted to $491,312 representing 13 % of the total net sales for the fiscal year ended May 31, 2006

Gross profit as a percentage of sales increased to 43.7% for fiscal year 2006 as compared to 34.3% for fiscal year 2005, reflecting increased sales of Dynatem designed single-board computer products which contribute to higher margins than distributed products that yield a lower margin.

Selling, general and administrative expenses were $1,036,004 for fiscal year 2006 compared to $1,060,731 for fiscal year 2005, a slight 2% decrease. The decrease in selling, general and administrative expenses was the result of looking at a very conservative mode of cutting cost in some areas. Additionally, during an evaluation of accounting estimates during the year ended May 31, 2006, the Company determined that an estimated accrual from fiscal 2005 should be reduced. The effect of this change in estimate was to reduce selling, general and administrative expenses in fiscal 2006 by approximately $65,000.

Research and development costs were $522,716 in fiscal year 2006 compared to $550,346 in fiscal year 2005, a 5% decrease. The decrease is attributable to the ability to leverage previous design databases into new products. Dynatem continued adapting products from the Pentium M with 855GME/6300ESB chipset technology that was introduced with the DPM. So far, the Company has developed the DPM VMEbus Single Board Computer (SBC). This was also made available as a rugged product called the RPM. In fiscal 2005, the Company finished the CPM, which is a custom product, and started design on the CPM1 CompactPCI module which has continued into this year. The DPM has also been a springboard for the custom IXT2A and IXT2B cards and lastly it has been adapted into the 3U CompactPCI the C3RM.

At May 31, 2006, the Company does not expect to pay significant income taxes due to its utilization of net operating loss carry forwards and tax credits.

Net income for fiscal 2006 was $69,034 as compared to net loss of $745,150 for fiscal 2005. The net income was the result of higher revenue as mentioned above.

Liquidity and Capital Resources

At May 31, 2006, the Company’s working capital, which is current assets less current liabilities, was $1,402,290 and the Company’s current ratio which is current assets divided by current liabilities, was 4.4:1 compared to $1,360,472 and a ratio of 3.7:1 as of May 31, 2005. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2007.

The Company has a revolving line of credit agreement (the “Line of Credit”) that permits borrowings up to $500,000. This Line of Credit, as amended, is secured by substantially all of the assets of the Company and was automatically renewed on September 18, 2005 with a maturity date of July 18, 2006. The Company is currently negotiating an extension to the agreement. Interest on the borrowings is paid monthly at varying interest rates based on the lender’s prime rate (7.75% per annum at May 31, 2006) plus 1.5%. There were no borrowings outstanding as of May 31, 2006.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the valuation of long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We do not have off-balance sheet arrangements, financings, or relationships with unconsolidated entities or other persons, also known as “special purposes entities” (SPEs). We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our financial statements.

•	Revenue recognition;

•	Valuation of deferred tax assets; and

•	Estimation of the allowance for doubtful accounts receivable.

Revenue recognition

Revenue is recognized at the time the product is shipped.

SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policy conforms to SAB 104.

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

Valuation of deferred tax assets

The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income or loss, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized. Because of recent losses, we have recorded a 100% valuation allowance against our deferred tax assets.

Allowance for doubtful accounts receivable

We establish our allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. Such reserve approximated $5,000 at May 31, 2006. We reassess the allowance for doubtful accounts each reporting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Significant Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

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

As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period of the first annual reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has determined that all previously granted options are fully vested at May 31, 2006 and will have no effect on future financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for (i) reporting the correction of an error in previously issued financial statements, (ii) a change in accounting estimate, and (iii) requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Future Trends

The Company’s newest PC-compatible VMEbus and CompactPCI products have been designed into several fairly large, long-term programs, and they are being well received by the embedded computer market. New product introductions in fiscal 2007 are expected to enable the Company to win a larger percentage of new programs. As the PC-compatible market changes, the Company will, in a timely manner, attempt to achieve market leadership by offering new products based upon the latest PC-compatible technology. New partnerships will enable use to widen our sales channel and reach a wider market.

The Company will continue to take advantage of local contract manufacturing facilities utilizing the most modern techniques of SMT (Surface Mount Technology) and BGA (Ball Grid Array).

Item 7. Financial Statements.

The Financial Statements of the Company required to be included in Item 7 are set forth in a separate section of this report and commence on Page F-1 immediately following page 14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of May 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended May 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information concerning the Company’s directors, executive officers, promoters and control persons and disclosure in compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2006 for its 2006 Annual Meeting of Shareholders to be held on October 26, 2006, set forth under the heading “ELECTION OF DIRECTORS.”

Item 10. Executive Compensation.

Information concerning executive compensation is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2006 for its 2006 Annual Meeting of Shareholders to be held on October 26, 2006, set forth under the heading “ELECTION OF DIRECTORS - Compensation of Executive Officers.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2006 for its 2006 Annual Meeting of Shareholders to be held on October 26, 2006, set forth under the heading “PRINCIPAL HOLDERS OF VOTING SECURITIES.”

Item 12. Certain Relationships and Related Transactions.

Information concerning certain relationships and related transactions is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2006 for its 2006 Annual Meeting of Shareholders to be held on October 26, 2006, set forth under the heading “ELECTION OF DIRECTORS - Relationships with Outside Firms.”

Item 13. Exhibits.

The following is a list of Exhibits required by Item 601 of Regulation S-B. Except for those exhibits indicated by an asterisk which are filed herewith, the remaining exhibits are incorporated by reference to the exhibit previously filed by us as indicated.

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

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to the portion of the Company’s Definitive Proxy Statement, to be filed on or before September 28, 2006 for its 2006 Annual Meeting of Shareholders to be held on October 26, 2006, set forth under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

Dated: August 25, 2006	By:	/s/ Michael Horan
Michael Horan, President and
Chief Executive Officer
(principal executive officer)

	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer
(principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Position	Date
By:	/s/ Michael Horan	President, Chief Executive Officer and Director	August 25, 2006
Michael Horan

By:	/s/ Eileen Schmalbach	Executive Vice President, Corporate Secretary and Director	August 25, 2006
Eileen Schmalbach

By:	/s/ Robert Anslow	Director	August 25, 2006
Robert Anslow,

By:	/s/ Richard Jackson	Director	August 25, 2006
Richard Jackson

By:	/s/ Charles Spear	Director	August 25, 2006
Charles Spear, Director

By:	/s/ H. Richard Anderson	Director	August 25, 2006
H. Richard Anderson

By:	/s/ Costis Toregas	Director	August 25, 2006
Costis Toregas, Director

DYNATEM, INC.

FINANCIAL STATEMENTS

May 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Dynatem, Inc.

We have audited the accompanying balance sheet of Dynatem, Inc. (the “Company”) as of May 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynatem, Inc. as of May 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Miranda & Williamson, LLP

Newport Beach, California

August 1, 2006

DYNATEM, INC.

BALANCE SHEET

May 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$287,847
Accounts receivable, net of allowance for doubtful accounts of $5,000	653,644
Inventories, net	821,504
Prepaid expenses and other current assets	46,896

Total current assets	1,809,891
Property and Equipment, net	67,565

Other Assets	11,646

$1,889,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$186,622
Accrued expenses	220,979

Total current liabilities	407,601

Commitments and Contingencies

Stockholders’ Equity
Common stock, no par value; 50,000,000 shares authorized; 1,459,564 shares issued and outstanding	2,172,108
Accumulated deficit	(690,607)

Total stockholders’ equity	1,481,501

$1,889,102

The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2006 and 2005

	2006	2005
NET SALES	$3,703,294	$2,486,515

COST OF SALES	2,085,698	1,632,594

GROSS PROFIT	1,617,596	853,921

OPERATING EXPENSES
Selling, general and administrative	1,036,003	1,060,731
Research and development	522,716	550,346

	1,558,719	1,611,077

OPERATING INCOME (LOSS)	58,877	(757,156)

OTHER INCOME
Interest income, net of interest expense of $1,486 and $0 for the years ended May 31, 2006 and 2005, respectively	10,957	12,806

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	69,834	(744,350)

PROVISION FOR INCOME TAXES	800	800

NET INCOME (LOSS)	$69,034	$(745,150)

Net income (loss) available to common stockholders per share:
Basic	$0.05	$(0.50)

Diluted	$0.04	$(0.50)

Weighted average number of common shares outstanding:
Basic	1,463,934	1,479,685

Diluted	1,600,529	1,479,685

The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended May 31, 2006 and 2005

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 31, 2004	1,519,564	$2,283,308	$(14,491)	$2,268,817
Exercise of stock options	10,000	3,500	—	3,500
Shares repurchased and retired	(60,000)	(101,400)	—	(101,400)
Net loss	—	—	(745,150)	(745,150)

Balance at May 31, 2005	1,469,564	2,185,408	(759,641)	1,425,767
Shares repurchased and retired	(10,000)	(13,300)	—	(13,300)
Net income	—	—	69,034	69,034

Balance at May 31, 2006	1,459,564	$2,172,108	$(690,607)	$1,481,501

The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$69,034	$(745,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,030	13,019
Bad debt expense	—	(6,500)
Reserve for obsolete inventory	—	10,000
Changes in operating assets and liabilities:
Accounts receivable	(373,198)	720,593
Inventories	(6,829)	(161,236)
Prepaid expenses and other current assets	(3,390)	(4,768)
Other assets	—	11,190
Accounts payable	(33,345)	(62,932)
Accrued expenses	(57,255)	13,738

Net cash used in operating activities	(395,953)	(212,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,946)	(12,608)

Net cash used in investing activities	(22,946)	(12,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal borrowing against line-of-credit	203,500	—
Principal payments on line-of-credit	(203,500)	—
Payments for repurchase and retirement of the Company’s common stock	(13,300)	(101,400)
Proceeds from the exercise of stock options	—	3,500

Net cash used in financing activities	(13,300)	(97,900)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(432,199)	(322,554)

CASH AND CASH EQUIVALENTS – beginning of year	720,046	1,042,600

CASH AND CASH EQUIVALENTS – end of year	$287,847	$720,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest	$1,486	$—

Cash paid during the year for income taxes	$800	$1,416

See accompanying notes to financial statements for disclosure of non-cash investing and financing activities.

The accompanying notes are an integral part of these financial statements.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

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

Concentrations of Credit Risks

Cash and cash equivalent balances are maintained at various financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $100,000. From time to time, the Company maintains cash balances at certain institutions in excess of the FDIC limit. At May 31, 2006, the Company had approximately $7,000 in excess of this limit.

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

During fiscal 2006, the Company had sales to one customer that represented approximately 16% of net sales. During fiscal 2005, the Company had sales to three customers, which represented approximately 61% of net sales. No other customer individually accounted for more than 10% of net sales for the years ended May 31, 2006 or 2005. At May 31, 2006, three customers accounted for approximately 84% of accounts receivable. No other customer individually accounted for more than 10% of accounts receivable at May 31, 2006 or 2005. If the relationship between the Company and these customers was altered, the future results of operations and financial condition could be significantly affected. Additionally, during fiscal 2006 and 2005, export sales approximated 11% and 13% of net sales, respectively.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management are, among others, provisions for losses on accounts receivable, provisions for slow moving and obsolete inventories and estimates for current and deferred income taxes. Actual results could materially differ from those estimates.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates in the Preparation of Financial Statements (continued)

During an evaluation of accounting estimates during the year ended May 31, 2006, the Company determined that an estimated accrual from fiscal 2005 should be reduced. The effect of this change in estimate was to reduce selling, general and administrative expenses in fiscal 2006 and increase net income in fiscal 2006 by approximately $65,000.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments (certificates of deposit) with original maturities of 90 days or less. At May 31, 2006, cash equivalent balances approximated $91,000.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term (including renewals that are reasonably assured at the time leasehold improvements are acquired) or the estimated useful life of the related asset. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset, an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. SFAS No. 144 also requires companies to separately report discontinued operations and extends that reporting requirement to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the estimated fair value less costs to sell.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (continued)

Management believes that no impairment loss has been incurred on long-lived assets. There can be no assurance, however, that market conditions or demand for the Company’s products or services will not change which could result in long-lived asset impairment charges in the future.

Warranties

The Company provides warranties ranging from ninety days to one year on all products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. The Company has a warranty reserve of approximately $17,500 at May 31, 2006, which is included in accrued expenses in the accompanying balance sheet.

Revenue Recognition

Revenue is recognized at the time the product is shipped more specifically as follows:

VME

This product group consists of hardware only. A customer places an order; the Company then fills the order and ships the product to the customer FOB shipping point, with a warranty from 90 days to one year depending on the type of hardware sold. Revenue is recognized at the time the product is shipped.

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

Custom Designed Products – The Company occasionally provides custom designed hardware products, but typically builds single board products for sale to its general customer base.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Software

The Company sells software drivers and software it has purchased from other suppliers (operating system software for resale). The volume of resale software is minimal and only involves installing an operating system in order to pre-install software drivers if the customer requests pre-installation (the drivers cannot be installed unless there is an operating system). The software drivers are sold with the related hardware as an “off the shelf product.” Software resale represents “off the shelf” operating systems designed, maintained, and supported by the original software manufacturer. The Company provides support to its customers under the terms of its warranty and does not supply software support services billed separately. There are no multiple element software sales as described in AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition.” The Company’s software sale activities are incidental to the core hardware products sold and the Company is not in the business of selling software; rather, it is necessary for the Company to supply integration of the various hardware products it sells. Such integration is done by software drivers, which in effect are part of the hardware.

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

Microsys

The Company is a distributor of Microsys products and purchases such products from Microsys as needed. The Company reports the related revenue on a “gross revenue basis” under Emerging Issues Task Force Issue No. (“EITF”) 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” because the Company is (1) the primary obligor in the arrangement, (2) has the general inventory risk, (3) has reasonable latitude to establish the price with the customer, (4) changes the mix of the products between Microsys and Company products as required, (5) determines the customer needs, (6) has physical loss inventory risk, and finally (7) has the credit risk.

Distribution of Microsys Products – The Company is a distributor of Microsys products and recognizes revenue as noted above in accordance with EITF 99-19.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes the Company’s revenue recognition policies conforms to SAB 104.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising costs incurred for the years ended May 31, 2006 and 2005 approximated $45,000 and $41,000, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized.

Accounting for Stock-Based Employee Compensation

The Company accounts for employee stock options in accordance with the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations and provides the pro forma disclosures mandated by SFAS No. 123, “Accounting for Stock-based Compensation,” as amended. SFAS No. 123 was amended in December 2004 by SFAS No. 123-R and accounting treatment under APB 25 will no longer be available to the Company after May 31, 2006 (see Significant Recent Accounting Pronouncements below).

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock-Based Employee Compensation (continued)

At May 31, 2006, the Company has two stock-based employee compensation plans (the “Plans”) (see Note 5). The Company accounts for the Plans under the recognition and measurement principles of APB 25 and related interpretations. There was no stock-based employee compensation cost reflected in the results of operations for the years ended May 31, 2006 and 2005. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended May 31,
	2006	2005
Net income (loss) available to common stockholders, as reported	$69,034	$(745,150)
Pro forma compensation expense	(119,625)	(74,250)

Pro forma net loss available to common stockholders	$(50,591)	$(819,400)

Income (loss) per share, as reported
Basic	$0.05	$(0.50)
Diluted	$0.04	$(0.50)

Income (loss) per share, pro forma
Basic	$(0.03)	$(0.55)
Diluted	$(0.03)	$(0.55)

Basic and Diluted Earnings (Loss) Per Common Share

Under SFAS No. 128, “Earnings per Share,” basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income or loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. See Note 8 for additional information.

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

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Significant Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. In Chapter 4 of ARB 43, paragraph 5 previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS No. 151 requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of so abnormal (an undefined term). This pronouncement also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment,” which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123 and supersedes APB 25.

As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value model of APB 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method. Small Business Issuers are required to apply SFAS No. 123-R in the first interim reporting period of the first annual reporting period that begins after December 15, 2005. Thus, the Company’s financial statements will reflect an expense for (a) all share-based compensation arrangements granted after May 31, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value. Management has determined that all previously granted options were fully vested prior to June 1, 2006 and thus accounting for such options will have no effect on the Company’s future financial statements.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for (i) reporting the correction of an error in previously issued financial statements, (ii) a change in accounting estimate, and (iii) requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Significant Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. INVENTORIES

Inventories consist of the following at May 31, 2006:

Raw materials and component parts	$578,383
Work-in-process	193,654
Finished goods	109,467
Reserve for obsolete inventory	(60,000)

$821,504

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2006:

Machinery and equipment	$7,724
Product tooling	278,906
Furniture and fixtures	136,819
Leasehold improvements	17,529

440,978

Less accumulated depreciation and amortization	(373,413)

$67,565

During fiscal 2006 and 2005, depreciation and amortization expense totaled $9,030 and $13,019, respectively.

4. LINE OF CREDIT

The Company has a revolving line of credit agreement (the “Line of Credit”) that permits borrowings up to $500,000. This Line of Credit, as amended, is secured by substantially all of the assets of the Company and was automatically renewed on September 18, 2005 with a maturity date of July 18, 2006. The Company is currently negotiating an extension to the agreement. Interest on the borrowings is paid monthly at varying interest rates based on the lender’s prime rate (7.75% per annum at May 31, 2006) plus 1.5%. There were no borrowings outstanding as of May 31, 2006.

5. STOCKHOLDERS’ EQUITY

Common Stock

During fiscal 2006, the Company repurchased and retired 10,000 shares of common stock for total cash payments approximating $13,000.

During fiscal 2005, the Company issued 10,000 shares of common stock at $0.35 per share for cash proceeds of $3,500, in connection with the exercise of stock options by employees.

During fiscal 2005, the Company repurchased and retired 60,000 shares of common stock for total cash payments approximating $101,000.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

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

On October 7, 1998, the Company’s Board of Directors adopted and the shareholders approved, the 1998 Stock Option Plan of Dynatem, Inc. (“1998 Plan”). 400,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of options to be granted under the 1998 Plan.

The following represents a summary of the stock options outstanding at May 31, 2006 and 2005 and the changes during the years then ended:

	Year Ended May 31,
	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	195,000	$0.64	160,000	$0.34
Granted	82,500	1.45	45,000	1.65
Exercised	—	—	(10,000)	0.35
Cancelled/Forfeited	—	—	—	—

Outstanding, end of year	277,500	$0.88	195,000	$0.64

Exercisable, end of year	277,500	$0.88	195,000	$0.64

Weighted average fair value of options granted		$1.45		$1.65

All of the options outstanding at May 31, 2006 have exercise prices between $0.22 and $1.65 and a weighted average remaining contractual life of 5.8 years. Additionally, the fair value of options granted during the years ended May 31, 2006 and 2005 was estimated using the Black-Scholes option-pricing model based on the following assumptions: expected dividend yield of 0.00%; volatility of 218% and 362%, respectively; risk-free interest rate of 5.14% and 4.10%, respectively; and an expected life of 10 years.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

5. STOCKHOLDERS’ EQUITY (continued)

Options (continued)

The following table summarizes information concerning currently outstanding and exercisable options:

Exercise price range	Number of options outstanding and exercisable	Weighted average remaining contractual life	Weighted average exercise price
$0.22 - $0.35	130,000	2.45 years	$0.27
$0.80	20,000	4.96 years	$0.80
$1.45 - $1.65	127,500	9.41 years	$1.52

	277,500	5.83 years	$0.88

As of May 31, 2006, 237,500 and 40,000 options (net of 90,000 and 125,000 options exercised, respectively) have been granted by the Company and are outstanding under the 1998 Plan and the 1993 Plan, respectively.

6. INCOME TAXES

During both fiscal 2006 and 2005, the provision for income taxes consists of the following:

	Federal	State	Total
Current	$—	$800	$800
Deferred	—	—	—

Tax provision	$—	$800	$800

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

6. INCOME TAXES (continued)

During fiscal 2006 and 2005, the provision for income taxes differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income or loss before provision for taxes as a result of the following:

	2006	2005
Computed “expected” tax expense (benefit)	$24,000	$(253,000)

Addition to (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	4,000	(82,000)
Change in valuation allowance	—	371,000
Other	(27,200)	(35,200)

	$800	$800

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at May 31, 2006 are presented below:

Deferred tax assets:
Net operating loss carryforwards	$258,000
Research and development credit carryforwards	346,000
Inventory reserve and uniform cost capitalization	99,000
Other	74,000

777,000

Less valuation allowance	(777,000)

Net deferred tax assets	$—

At May 31, 2006, the Company had federal net operating loss carryforwards of approximately $648,000, which, if not utilized to offset future taxable income, will expire in various years through 2021.

At May 31, 2006, the Company had unused federal and California research and development credits of approximately $290,000 and $57,000, respectively, which, if not used, will expire in various years through 2018.

In the event the Company were to experience a greater than 50% change in ownership, as defined in Section 382 of the Internal Revenue Code, utilization of the Company’s tax net operating loss carryforwards could be severely restricted.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into non-cancelable operating lease agreements for its corporate and manufacturing facilities. In addition to monthly payments for the facilities, the Company is required to pay utilities and certain insurance and maintenance costs. The leases provide for annual rental increases and a renewal option based on certain terms and conditions. The leases expire through December 2010, and the lease payment for the year ended May 31, 2006 approximated $51,000.

Future minimum lease payments required under these operating leases approximate the following for the years ending May 31:

2007	$87,000
2008	91,000
2009	94,000
2010	97,000
2011	41,000

$410,000

During fiscal 2006 and 2005, the Company incurred approximately $101,000 and $112,000, respectively, related to these leases, of which approximately $51,000 and $63,000 has been classified as a component of cost of sales in the accompanying statements of operations.

Legal

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities. The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations.

DYNATEM, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended May 31, 2006 and 2005

8. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per common share computations:

	2006	2005
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$69,034	$(745,150)

Denominator for basic and diluted earnings (loss) per common share:
Weighted average shares (basic)	1,463,934	1,479,685
Common stock equivalents	136,595	—

Weighted average shares (diluted)	1,600,529	1,479,685

Net (loss) income available to common shareholders per common share:
Basic	$0.05	$(0.50)

Diluted	$0.04	$(0.50)

For the year ended May 31, 2005, the Company had a loss, so dilutive potential common shares totaling 118,720 were excluded from diluted loss per common share as their inclusion would be antidilutive. For the years ended May 31, 2006 and 2005, options to acquire zero shares and 45,000 shares, respectively, were not considered dilutive potential common shares as their exercise prices were greater than the average market price of the Company’s common stock during the years then ended.