Form 10QSB
period 2006-08-31
DYNATEM INC
filed 2006-10-13
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006.

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

(949) 855-3235

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

On October 14, 2006, there were 1,459,564 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  ☐     No  ☒

DYNATEM, INC.

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNATEM, INC.

CONDENSED BALANCE SHEETS

	August 31, 2006	May 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237,584	$287,847
Accounts receivable, net	602,418	653,644
Inventories, net	945,178	821,504
Prepaid expenses	34,175	46,896

Total current assets	1,819,355	1,809,891

Property and equipment, net	63,296	67,565
Other assets	39,862	11,646

	$1,922,513	$1,889,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265,644	$186,622
Accrued liabilities	223,581	220,979

Total current liabilities	489,225	407,601

Shareholders’ equity:
Common Stock no par value, 50,000,000 authorized shares; 1,459,564 shares issued and outstanding	2,172,108	2,172,108
Accumulated deficit	(738,820)	(690,607)

Total shareholders’ equity	1,433,288	1,481,501

	$1,922,513	$1,889,102

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended August 31, 2006 and 2005

	2006	2005
Net sales	$737,874	$1,055,019
Cost of sales	447,075	488,511

Gross profit	290,799	566,508

Operating expenses:
Selling, general and administrative	210,207	282,608
Research and development	130,151	136,478

Total operating expenses	340,358	419,086

Operating (loss) income	(49,559)	147,422
Other income	1,346	3,851

Net (loss) income	$(48,213)	$151,273

Net (loss) income available to common shareholders per common share:
Basic	$(0.03)	$0.10

Diluted	$(0.03)	$0.09

Weighted average common shares outstanding:
Basic	1,459,564	1,469,564

Diluted	1,459,564	1,595,364

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended August 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(48,213)	$151,273
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,269	2,917
Changes in operating assets and liabilities:
Accounts receivable	51,226	(563,465)
Inventories	(123,674)	(12,208)
Prepaid expenses	12,721	16,224
Other assets	1,685	625
Account payable	79,022	137,485
Accrued liabilities	2,602	7,937

Net cash used in operating activities	(20,362)	(259,212)

Cash flows from investing activities:
Purchases of fixed assets	—	(1,829)
Increase in other assets	(29,901)	—

Net cash used in investing activities	(29,901)	(1,829)

Net decrease in cash	(50,263)	(261,041)
Cash and cash equivalents, beginning balance	287,847	720,046

Cash and cash equivalents, ending balance	$237,584	$459,005

See accompanying notes to condensed financial statements.

DYNATEM, INC.

Notes to Condensed Financial Statements

August 31, 2006

(1)	Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited condensed financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of August 31, 2006, and the results of operations and cash flows for the three months ended August 31, 2006 and 2005. Although the Company believes that the disclosures in these condensed financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Dynatem, Inc.’s Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on August 28, 2006. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

(2)	Recent Accounting Standards

Effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment,” (“SFAS No. 123(R)”). See Accounting For Stock-Based Compensation below for more information regarding the effects of adopting this standard.

Other recent accounting pronouncements discussed in the notes to the May 31, 2006 audited financial statements, filed previously with the Securities and Exchange Commission in form 10-KSB, that were required to be adopted during the year ending May 31, 2007, did not have or are not expected to have a significant impact on the Company’s 2007 financial statements.

(3)	Accounting for Stock-Based Compensation

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

Prior to June 1, 2006, the Company accounted for grants for these plans under Accounting Principals Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and applied SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure,” for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

Effective June 1, 2006, the Company adopted SFAS No. 123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No

DYNATEM, INC.

Notes to Condensed Financial Statements

August 31, 2006

adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to June 1, 2006, but not yet vested as of such date, will be recognized in the Company’s financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

For the three months ended August 31, 2006, the impact of adopting SFAS No. 123(R) on the Company’s condensed statements of operations was nil as there were no unvested options at June 1, 2006 and no additional options were granted during the three months ended August 31, 2006. There was no material impact on the Company’s basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

There was no stock-based employee compensation cost reflected in the results of operations for the quarters ended August 31, 2006 and 2005. Additionally, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in fiscal 2006, there would have been no change to net income or earnings per share for the three months ended August 31, 2006.

(4)	Inventories

A summary of inventories follows:

	August 31, 2006	May 31, 2006
	(Unaudited)
Raw materials	$595,462	$518,383
Work-in-process	274,102	193,654
Finished goods	75,614	109,467

	$945,178	$821,504

(5)	Earnings (Loss) Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive using the treasury stock method. The Company had a net loss for the three month period ended August 31, 2006. As a result, all shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three month period ended August 31, 2006 because their inclusion would be antidilutive. At August 31, 2005, outstanding options to acquire 45,000 shares of common stock were not considered potentially dilutive common shares due to the exercise price being higher than the stock price used in the EPS calculation.

DYNATEM, INC.

Notes to Condensed Financial Statements

August 31, 2006

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the periods ended August 31, 2006 and 2005, respectively:

	2006	2005
Basic (loss) earnings per share - weighted-average number of common shares outstanding	$1,459,564	$1,469,564
Effect of dilutive potential common shares - stock options outstanding	—	125,800

Diluted (loss) earnings per share - weighted-average number of common shares and potential common shares outstanding	$1,459,564	$1,595,364

(6)	Line of Credit

The Company has a revolving line of credit agreement (the “Line of Credit”) that permits borrowings up to $500,000. This Line of Credit, as amended, is secured by substantially all of the assets of the Company and matured July 18, 2006. The Company is currently negotiating an extension to the agreement. Interest on the borrowings is paid monthly at varying interest rates based on the lender’s prime rate (8.25% per annum at August 31, 2006) plus 1.5%. There were no borrowings outstanding as August 31, 2006, nor were there any borrowings during the three-months then ended.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS WITH RESPECT TO THE COMPANY’S FUTURE FINANCIAL PERFORMANCE. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AND FROM HISTORICAL RESULTS DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW. SEE ALSO THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED MAY 31, 2006.

Results of Operations

Net Sales for the three months ended August 31, 2006 decreased by 30% to $737,874 as compared to net sales of $1,055,019 in the same period a year ago. The decrease in revenue was primarily the result of fabrication delays on the part of our contract assembler.

Cost of sales for the three months ended August 31, 2006 was $447,075 or 61% of net sales as compared to $488,511 or 46% of net sales in the same period a year ago. The increase in cost of sales as a percentage of net sales is attributable primarily to the spreading of fixed production cost over reduced unit production, and also to changes in product mix.

Selling, general and administrative expenses for the three months ended August 31, 2006 were $210,207 as compared to $282,608 in the same period a year ago. The decrease of 26% was primarily the result of staff reductions and changes in compensation structure.

Research and development expenses were $130,151 and $136,478 for the three months ended August 31, 2006 and 2005, respectively. The slight decrease is attributable to the ability to leverage previous design databases into new products.

The results of operations for the three months ended August 31, 2006 and 2005 reflect a net loss of $48,213 and net income of $151,273 respectively. The decrease in income is the result of lower revenues for the quarter as compared to the previous year.

Liquidity and Capital Resources

As of August 31, 2006, the Company’s working capital, which is current assets less current liabilities, was $1,330,130 and the Company’s current ratio, which is current assets divided by current liabilities, was 3.7:1 compared to $1,402,290 and a ratio of 4.4:1 as of May 31, 2006. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2007. The Company is in the process of renewing the line of credit with its bank and may consider other sources of capital should the need arise.

(A) Critical Accounting Policies

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

Software

The Company sells software drivers specific to the hardware and software it has purchased from other suppliers (operating system software for resale). The volume of resale software is minimal and typically only involves installing an operating system in order to pre-install software drivers in situations where customers request pre-installation (the drivers cannot be installed unless there is an operating system). The software drivers are sold with the related hardware as an “off the shelf product.” Software resale represents “off the shelf” operating systems designed, maintained, and supported by the original software manufacturer. The Company provides support to its customers under the terms of its warranty and does not supply software support services billed separately. There are no multiple element software sales as described in SOP 97-2. The Company’s software sale activities are incidental to the core hardware products sold and the Company is not in the business of selling software; rather, it is necessary for the Company to supply integration of the various hardware products it sells. Such integration is done by software drivers, which in effect are part of the hardware.

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

Important Factors Related to Forward-Looking Statements and Associated Risks.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives of management for future operations, including plans and objectives relating to the products and our future economic performance. The forward-looking statements included herein are based upon current expectations that involve a number of risks and uncertainties. These forward-looking statements are based upon assumptions that we will design, manufacture, market and ship new products on a timely basis, that competitive conditions within the computer and electronic markets will not change materially or adversely, that the computer and electronic markets will continue to experience growth, that demand for the our products will increase, that we will obtain and/or retain existing development partners and key management personnel, that future inventory risks due to shifts in market demand will be minimized, that our forecasts will accurately anticipate market demand and that there will be no material adverse change in our operations or business. Assumptions relating to the foregoing involve judgments with respect, among other things, to future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed above, our business and operations are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Any of the other factors disclosed above could cause our net sales or net income (or loss), or our growth in net sales or net income (or loss), to differ materially from prior results. Growth in absolute amounts of costs of sales and selling and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated in the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of August 31, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DYNATEM, INC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

October 13, 2006	By:	/s/ Michael Horan
Michael Horan, President and Chief Executive Officer

October 13, 2006	By:	/s/ Belen Ramos
Belen Ramos, Chief Financial Officer