Form 10QSB
period 2006-11-30
DYNATEM INC
filed 2007-01-11
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On December 31, 2006, there were 1,459,564 shares of the issuer’s Common Stock outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

DYNATEM, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	November 30, 2006	May 31, 2006
ASSETS
Current assets:
Cash	$340,704	$287,847
Accounts receivable, net	298,299	653,644
Inventories	954,423	821,504
Prepaid expenses	22,438	46,896

Total current assets	1,615,864	1,809,891
Property and equipment, net	60,171	67,565
Other assets	41,069	11,646

	$1,717,104	$1,889,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$296,288	$186,622
Accrued expenses	257,865	220,979

Total current liabilities	554,153	407,601

Stockholders’ equity:
Common stock, no par value, 50,000,000 shares authorized; 1,459,564 shares issued and outstanding	2,172,108	2,172,108
Accumulated deficit	(1,009,157)	(690,607)

Total stockholders’ equity	1,162,951	1,481,501

	$1,717,104	$1,889,102

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Three months ended November 30, 2006 and 2005

	2006	2005
Net sales	$458,938	$989,305
Cost of sales	339,380	629,525

Gross profit	119,558	359,780

Operating expenses:
Selling, general and administrative	269,739	302,032
Research and development	121,740	129,248

Total operating expenses	391,479	431,280

Operating loss	(271,921)	(71,500)

Other income	1,581	2,780

Net loss	$(270,340)	$(68,720)

Loss per share – basic and diluted	$(0.19)	$(0.05)

Weighted average shares outstanding – basic and diluted	1,459,564	1,469,564

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Six months ended November 30, 2006 and 2005

	2006	2005
Net sales	$1,196,812	$2,044,324
Cost of sales	786,454	1,118,036

Gross profit	410,358	926,288

Operating expenses:
Selling, general and administrative	479,147	583,840
Research and development	251,890	265,725

Total operating expenses	731,037	849,565

Operating (loss) income	(320,679)	76,723
Other income, net	2,929	6,630

Net (loss) income before taxes	(317,750)	83,353
Provision for income taxes	800	800

Net (loss) income	$(318,550)	$82,553

(Loss) income per share - basic	$(0.22)	$0.06

(Loss) Income per share - diluted	$(0.22)	$0.05

Weighted average shares outstanding – basic	1,459,564	1,469,564

Weighted average shares outstanding – diluted	1,459,564	1,595,364

See accompanying notes to condensed financial statements.

DYNATEM, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For six months ended November 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net (loss) income	$(318,550)	$82,553
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,518	3,528
Provision for debt expense	41,850
Changes in operating assets and liabilities:
Accounts receivable	313,495	(209,187)
Inventories	(132,919)	(167,858)
Prepaid expenses	24,458	27,844
Other assets	(1,352)	—
Accounts payable	109,666	28,484
Accrued expenses	36,886	77,841

Net cash provided by (used in) operating activities	85,052	(156,795)

Cash flows from investing activities:
Purchases of fixed assets	(2,294)	(1,829)
Changes in other assets	(29,901)	(265)

Net cash used in investing activities	(32,195)	(2,094)

Cash flows from financing activities
Proceeds from credit line advances	—	109,500
Payment of credit line advances	—	(59,500)

Net cash provided by investing activities	—	50,000

Net increase (decrease) in cash	52,857	(108,889)
Cash, beginning balance	287,847	720,046

Cash, ending balance	$340,704	$611,157

See accompanying notes to condensed financial statements.

DYNATEM, INC.

(1) Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of November 30, 2006 and the results of operations and cash flows for the three and six months ended November 30, 2006 and November 30, 2005, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Dyantem, Inc.’s Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on August 28, 2006. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Prior to June 1, 2006, the Company accounted for grants for these plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and applied SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” for disclosure purposes only. Under APB 25, stock-based compensation cost related to stock options was not recognized in net income since the options underlying those plans had exercise prices greater than or equal to the market value of the underlying stock on the date of the grant.

Effective June 1, 2006, the Company adopted SFAS No. 123(R), which revises SFAS No. 123 and supersedes APB 25. SFAS No. 123(R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption. No adjustments to prior periods have been made as a result of adopting SFAS No. 123(R). Under this transition method, compensation expense for share-based awards granted prior to June 1, 2006, but not yet vested as of such date, will be recognized in the Company’s financial statements over their remaining service period. The cost was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. As required by SFAS No. 123(R), compensation expense recognized in future periods for share-based compensation granted prior to adoption of the standard will be adjusted for the effects of estimated forfeitures.

DYNATEM, INC.

For the three and six months ended November 30, 2006, the impact of adopting SFAS No. 123(R) on the Company’s condensed statements of operations was nil as there were no unvested options at June 1, 2006 and no additional options were granted during the three month and six months ended November 30, 2006. There was no material impact on the Company’s basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

There was no stock-based employee compensation cost reflected in the results of operations for the quarters ended November 30, 2006 and 2005. Additionally, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in fiscal 2006, there would have been no change to net income or earnings per share for the three and six months ended November 30, 2005.

(4) Inventories

A summary of inventories follows:

	November 30, 2006	May 31, 2006
Raw materials	$662,681	$518,383
Work-in-process	196,197	193,654
Finished goods	95,545	109,467

	$954,423	$821,504

(5) Stock Repurchase Plan

On October 26, 2006, the Board of Directors formally adopted a resolution to take effect after November 1, 2006, to discontinue the Company’s Stock Repurchase Plan, originally initiated on October 1, 2003, (the “Repurchase Plan”). The Company was authorized to acquire shares of the Company’s common stock with an aggregate purchase price not to exceed $300,000. There were no repurchase transactions during the six months ended November 30, 2006.

(6) Earnings (Loss) Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive using the treasury stock method. The Company had a net loss for the three and six month periods ended November 30, 2006 and for the three month period ended November 30, 2005. As a result, all shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three and six month periods ended November 30, 2006 and for the three month period ended November 30, 2005 because their inclusion would be antidilutive.

DYNATEM, INC.

The following is a reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share for the three and six month periods ended November 30, 2006 and 2005, respectively:

	2006		2005
	Three-Months	Six-Months	Three-Months	Six-Months
Basic (loss) earnings per share - weighted-average number of common shares outstanding	$1,459,564	1,459,564	$1,469,564	1,469,564
Effect of dilutive potential common shares - stock options outstanding	—	—	—	125,800

Diluted (loss) earnings per share - weighted-average number of common shares and potential common shares outstanding	$1,459,564	1,459,564	$1,469,564	1,595,364

(7) Line of Credit

The Company had a revolving line of credit agreement (the “Line of Credit”) that permitted borrowings up to $500,000. This Line of Credit matured July 18, 2006. The Company has not renewed such Line of Credit.

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

Results of Operations

Net sales for the three months ended November 30, 2006, decreased 53.6% to $458,938 compared to net sales of $989,305 in the same period a year ago. For the six months ended November 30, 2006, net sales decreased 41.5% to $1,196,812 compared to net sales of $2,044,324, $847,512 lower than the corresponding period in the previous fiscal year. The decrease in revenue is attributed to the end of life of the DPC2 product line combined with the slow ramp up of newer designs.

Cost of sales for the three months ended November 30, 2006, was $339,380 or 73.9% of net sales compared to $629,525 or 63.6% of net sales in the same period a year ago. For the six months ended November 30, 2005, cost of sales of $786,454 represented 65.7% of net sales and compares to $1,118,036 representing 54.7% of net sales for the same period a year ago. The increase in cost of sales as a percentage of net sales is attributable primarily to the spreading of fixed production cost over reduced unit production, and also to changes in product mix such as the introduction of new products with high initial costs as a result of low volume.

Selling, general and administrative expenses for the three and six months ended November 30, 2006, were $269,739 and $479,147, respectively, as compared to $302,032 and $583,840 for the same periods a year ago. Selling, general and administrative expenses for the three and six month periods were lower by 10.7% and 17.9%, respectively, as compared to prior year. The decrease in selling, general and administrative expenses is primarily the result of staff reductions and reduced expenses in some areas like salaries, medical group insurance, etc.

Research and development expenses for the three and six months ended November 30, 2006, were $121,740 and $251,890, respectively, and $129,248 and $265,725 respectively, for the same periods a year ago. Research and development expenses for the three and six month periods were lower by 5.8% and 5.2%, respectively, as compared to prior year. The decrease is the result of lower costs of new product introduction attributed to the ability to leverage previous design databases into new products

DYNATEM, INC.

Liquidity and Capital Resources

As of November 30, 2006, the Company’s working capital, which is current assets less current liabilities, was $1,061,711 and the Company’s current ratio, which is current assets divided by current liabilities, was 2.9:1 compared to $1,402,290 and a ratio of 4.4:1 as of May 31, 2006. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2007. The Company may consider other sources of capital should the need arise.

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

(B) Revenue Recognition

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

DYNATEM, INC.

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

(C) Long-Lived Assets

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of November 30, 2006, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2006.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended November 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

DYNATEM, INC.

PART II. OTHER INFORMATION

Items 1, 2 and 3 have been omitted because there is nothing material to report.

Item 4. Submission of Matters to a Vote of Security Holders

On October 26, 2006, the Company held its annual meeting of shareholders and took the following actions:

Election of Directors

The following persons were duly elected to the Company’s Board of Directors. The tabulation of the votes cast for and against each director is set forth opposite their names below.

Directors	Yes	No
Robert Anslow	1,305,728	0

Eileen D. Schmalbach	1,305,728	0

Michael Horan	1,305,728	0

Dr. Costis Toregas	1,305,728	0

Charles Spear	1,305,728	0

H. Richard Anderson	1,305,728	0

Appointment of Auditors

The shareholders approved the appointment of the accounting firm of Squar, Milner, Miranda & Williamson, LLP as its independent auditors for the fiscal year ending May 31, 2007. Such appointment was approved by 1,276,429 votes and 29,299 votes either abstained or voted against approval of the appointment.

Item 5. Other Information

The Board of Directors approved the election of the following officers at a meeting held October 26, 2006.

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

DYNATEM, INC.

January 10, 2007	By:	/s/ Michael Horan
Michael Horan
President and CEO

January 10, 2007	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer