Form 10QSB
period 2007-02-28
DYNATEM INC
filed 2007-04-13
CIK 795424

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

On April 1, 2007, there were 1,459,564 shares of the issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DYNATEM, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

	February 28, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$373,187	$287,847
Accounts receivable, net	231,068	653,644
Inventories, net	1,054,065	821,504
Prepaid expenses	48,350	46,896

Total current assets	1,706,670	1,809,891

Property and equipment, net	65,990	67,565
Other assets	39,137	11,646

	$1,811,797	$1,889,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,494	$186,622
Deferred revenue	99,000	—
Accrued liabilities	244,246	220,979

Total current liabilities	748,740	407,601

Stockholders’ equity
Common stock, no par value, 50,000,000 shares authorized; 1,459,564 shares issued and outstanding	2,172,108	2,172,108
Accumulated deficit	(1,109,051)	(690,607)

Total stockholders’ equity	1,063,057	1,481,501

	$1,811,797	$1,889,102

See accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATION (UNAUDITED)

Three months ended February 28, 2007 and February 28, 2006

	2007	2006
Net sales	$699,460	$645,998
Cost of sales	485,393	422,519

Gross profit	214,067	223,479

Operating expenses:
Selling, general and administrative	199,339	278,632
Research and development	117,548	130,540

Total operating expenses	316,887	409,172

Operating loss	(102,820)	(185,693)

Other income	2,925	2,967

Net loss	$(99,895)	$(182,726)

Basic loss per share	$(0.07)	$(0.13)

Diluted loss per share	$(0.07)	$(0.13)

Weighted average shares outstanding – basic	1,459,564	1,462,696

Weighted average shares outstanding – diluted	1,459,564	1,462,696

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

Nine months ended February 28, 2007 and February 28, 2006

	2007	2006
Net sales	$1,896,272	$2,690,322
Cost of sales	1,271,847	1,540,555

Gross profit	624,425	1,149,767

Operating expenses:
Selling, general and administrative	678,486	862,472
Research and development	369,438	396,265

Total operating expenses	1,047,924	1,258,737

Operating loss	(423,499)	(108,970)

Other income, net	5,855	9,597

Net loss before taxes	(417,644)	(99,373)

Provision for income taxes	800	800

Net loss	$(418,444)	$(100,173)

Basic loss per share	$(0.29)	$(0.07)

Diluted loss per share	$(0.29)	$(0.07)

Weighted average shares outstanding – basic	1,459,564	1,467,275

Weighted average shares outstanding – diluted	1,459,564	1,467,275

See accompanying notes to condensed financial statements

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

For nine months ended February 28, 2007 and February 28, 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(418,444)	$(100,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,999	5,595
Bad debt expense	41,850	—
Changes in operating assets and liabilities:
Accounts receivable	380,726	(131,764)
Inventories	(232,561)	(175,092)
Prepaid expenses	(1,454)	(1,622)
Other assets	(1,251)	—
Accounts payable	218,872	70,303
Deferred revenue	99,000	—
Accrued liabilities	23,267	(21,589)

Net cash provided by (used in) operating activities	128,004	(354,342)

Cash flows from investing activities:
Purchases of fixed assets	(12,763)	—
Changes in other assets	(29,901)	(7,137)

Net cash used in investing activities	(42,664)	(7,137)

Cash flows from financing activities:
Proceeds from credit line advance	—	109,500
Payment of credit line advance	—	(59,500)
Repurchase of common stock	—	(13,300)

Net cash provided by financing activities	—	36,700

Net increase (decrease) in cash	85,340	(324,779)

Cash and cash equivalents, beginning balance	287,847	720,046

Cash and cash equivalents, ending balance	$373,187	$395,267

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes:	$800	$800

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements

February 28, 2007

(1) Interim Accounting Policy

In the opinion of the management of Dynatem, Inc. (the “Company”), the accompanying unaudited financial statements include only normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of February 28, 2007 and the results of operations and cash flows for the three and nine months ended February 28, 2007 and February 28, 2006, respectively. Although the Company believes that the disclosures in these financial statements are adequate to ensure that the information presented is not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto which are included in Dynatem, Inc.’s Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on August 28, 2006. Results of operations for interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Notes to Condensed Financial Statements

February 28, 2007

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

For the three and nine months ended February 28, 2007, the impact of adopting SFAS No. 123(R) on the Company’s condensed statements of operations was nil as there were no unvested options at June 1, 2006 and no additional options were granted during the three month and nine months ended February 28, 2007. There was no material impact on the Company’s basic and diluted net income per share as a result of the adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) had no significant effect on net cash flow.

There was no stock-based employee compensation cost reflected in the results of operations for the quarters ended February 28, 2007 and 2006. Additionally, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in fiscal 2007, there would have been no change to net income or earnings per share for the three and nine months ended February 28, 2006.

(4) Inventories

A summary of inventories follows:

	February 28, 2007	May 31, 2006
Raw materials	$645,223	$518,383
Work-in-process	315,983	193,654
Finished goods	92,858	109,467

	$1,054,064	$821,504

(5) Stock Repurchase Plan

On October 26, 2006, the Board of Directors formally adopted a resolution to take effect after November 1, 2006, to discontinue the Company’s Stock Repurchase Plan, originally initiated on October 1, 2003, (the “Repurchase Plan”). The Company was authorized to acquire shares of the Company’s common stock with an aggregate purchase price not to exceed $300,000. There were no repurchase transactions during the nine months ended February 28, 2007.

(6) Earnings (Loss) Per Share

Under SFAS No. 128 “Earnings Per Share”, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive using the treasury stock method. The Company had a net loss for the three and nine month periods ended February 28, 2007 and 2006. As a result, all shares of common stock issuable upon exercise of stock options have been excluded from the calculation of diluted loss per share for the three and nine month periods ended February 28, 2007 and 2006 because their inclusion would be antidilutive.

Notes to Condensed Financial Statements

February 28, 2007

The following is a reconciliation of the shares used in the computation of basic and diluted (loss) earnings per share for the three and nine month periods ended February 28, 2007 and 2006, respectively:

	2007		2006
	Three-Months	Nine-Months	Three-Months	Nine-Months
Basic (loss) earnings per share - weighted-average number of common shares outstanding	1,459,564	1,459,564	1,462,696	1,467,275
Effect of dilutive potential common shares - stock options outstanding	—	—	—	—

Diluted (loss) earnings per share - weighted-average number of common shares and potential common shares outstanding	1,459,564	1,459,564	1,462,696	1,467,275

(7) Line of Credit

The Company had a revolving line of credit agreement (the “Line of Credit”) that permitted borrowings up to $500,000. This Line of Credit matured July 18, 2006. The Company has not renewed such Line of Credit.

(8) Deferred Revenues

During the three months ended February 28, 2007, the Company received a prepayment totaling $99,000 for a product order. Such amount is included in deferred revenues in the accompanying condensed balance sheets.

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

Net sales for the three months ended February 28, 2007, increased 8.3% to $699,460 compared to net sales of $645,998 in the same period a year ago. For the nine months ended February 28, 2007, net sales were $1,896,272, $794,051 lower than the corresponding period in the previous fiscal year, for a decrease of 29.5%. The decrease in total net sales is attributed to the end of life of the DPC2 product line combined with the slow ramp up of newer designs.

Cost of sales for the three months ended February 28, 2007, was $485,393 or 69.4% of net sales compared to $422,519 or 65.5% of net sales in the same period a year ago. For the nine months ended February 28, 2007, cost of sales of $1,271,847 represented 67.1% of net sales compared to $1,540,555, representing 57.3% of net sales for the same period a year ago. The increase of cost of sales as a percentage of net sales was the consequence of spreading of fixed production cost over reduced unit production, and also to changes in product mix such as the introduction of new products with high initial cost as a result of low initial sales volume.

Selling, general and administrative expenses for the three-month and nine-month periods ended February 28, 2007, were $199,339 and $678,486, respectively, as compared to $278,632 and $862,472, respectively, for the same periods a year ago. Selling, general and administrative expenses for three and nine month periods decreased by 28.5% and 21.3%, respectively, as compared to prior year. The decrease is primarily the result of staff reductions and reduced expenses in some areas like salaries, advertisement, directors and officers insurance, medical group insurance, etc.

Research and development expenses for the three-month and nine-month periods ended February 28, 2007 were $117,548 and $369,438, respectively, as compared to $130,540 and $396,265, respectively, for the same periods a year ago. Research and development expenses for the three and nine month periods were lower by 10.1% and 6.8%, respectively, as compared to prior year. The decrease in research and development expenses is the result of the lower cost of new product introductions attributed to the ability to leverage design databases into new products.

Liquidity and Capital Resources

As of February 28, 2007, the Company’s working capital, which is current assets less current liabilities, was $957,930 and the Company’s current ratio, which is current assets divided by current liabilities, was 2.3:1 compared to $1,402,290 and a ratio of 4.4:1 as of May 31, 2006. Management believes that the Company’s existing working capital and cash flows from operations will be sufficient to meet its working capital needs during fiscal year 2007. The Company will consider other sources of capital should the need arise.

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

Estimation of the allowance for doubtful accounts receivable.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of February 28, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended February 28, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing material to report.

Item 6.	Exhibits.

See Exhibit Index attached hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNATEM, INC.

April 13, 2007	By	/s/ Michael Horan
Michael Horan
President & Chief Executive Officer

April 13, 2007	By:	/s/ Belen Ramos
Belen Ramos
Chief Financial Officer

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